Form 10QSB
period 1996-03-31
LXR BIOTECHNOLOGY INC
filed 1996-05-09
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

  For the transition period from _________________________ to _________________

                         Commission file number 1-12968

                             LXR BIOTECHNOLOGY INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             68-0282856
(State or other jurisdiction of                             ( I.R.S. Employer
incorporation or organization)                              Identification No.)


                1401 Marina Way South, Richmond, California 94804
                    (Address of principal executive offices)

                                 (510) 412-9100
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:
Yes   X     No
    ----       ---

At April 30, 1996 the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 15,699,374.

Transitional Small Business Disclosure Format (check one): Yes    No  X .
                                                              ---    ---

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------
    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1996 and
              December 31, 1995                                                                        3

              Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 and for the period from April
              20, 1992 (date of incorporation) to March 31, 1996                                       4

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 and for the period from April
              20, 1992 (date of incorporation) to March 31, 1996                                       5

              Notes to Condensed Consolidated Financial Statements                                     6

     Item 2.  Plan of Operations                                                                       9


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                        11

SIGNATURES                                                                                            12

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,        DECEMBER 31,
                                                                       1996               1995
                                                                   ------------       ------------
                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $  6,139,068       $     68,245
   Prepaid expenses                                                     245,238            183,691
   Other receivables                                                     55,050             33,355
                                                                   ------------       ------------

         Total current assets                                         6,439,356            285,291

   Equipment and leasehold improvements, net                            825,260            890,468
   Deposits                                                             217,138            217,138
   Organization costs, net                                               12,750             15,000
                                                                   ------------       ------------

         Total assets                                              $  7,494,504       $  1,407,897
                                                                   ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                $    347,913       $    422,255
   Accrued expenses                                                     204,124            403,157
   Deferred rent obligation                                             163,126            160,076
   Short-term borrowings from related parties                              --              600,000
   Short-term portion of obligations under capital leases               227,032            223,420
                                                                   ------------       ------------

         Total current liabilities                                      942,195          1,808,908

Obligations under capital leases, excluding short-term
   portion                                                              127,939            183,540
                                                                   ------------       ------------

         Total liabilities                                            1,070,134          1,992,448
                                                                   ------------       ------------
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                                --                 --
Common stock, $0.0001 par value; 30,000,000
     shares authorized; 15,828,352  and 7,725,403
     shares issued and outstanding at March 31,
     1996 and December 31, 1995, respectively                             1,583                773
Additional paid-in capital                                           24,060,137         15,396,249
Notes receivable from stockholders                                      (79,000)           (79,000)
Deficit accumulated during the development stage                    (17,548,497)       (15,892,720)
Treasury stock, at cost; 128,978 shares at March 31,
     1996 and December 31, 1995                                          (9,853)            (9,853)
                                                                   ------------       ------------

         Total stockholders' equity (deficit)                         6,424,370           (584,551)
                                                                   ------------       ------------

Commitments and contingencies (notes 2 and 4)

         Total liabilities and stockholders' equity (deficit)      $  7,494,504       $  1,407,897
                                                                   ============       ============

      See accompanying notes to condensed consolidated financial statements

                              LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                      APRIL 20, 1992
                                                              THREE MONTHS               (DATE OF
                                                                  ENDED                INCORPORATION)
                                                      ---------------------------           TO
                                                       MARCH 31,       MARCH 31,         MARCH 31,
                                                         1996            1996               1996
                                                      -----------    ------------     ---------------
Revenues:
  Grant revenue                                       $    10,544    $        --          $     10,544

Expenses incurred in the development stage:
  Research and development                              1,210,241      1,005,983            12,599,631
  General and administrative                              512,707        509,305             5,077,761
                                                      -----------    -----------          ------------
    Total expenses incurred in the developmental
       stage                                            1,722,948      1,515,288            17,677,392
                                                      -----------    -----------          ------------
Loss from operations                                   (1,712,404)    (1,515,288)          (17,666,848)

Other income (expense):
  Interest income                                          81,184         34,089               442,166
  Interest expense                                        (20,257)       (22,339)             (316,310)
                                                      -----------    -----------          ------------

    Total other income (expense)                           60,927         11,750               125,856
                                                      -----------    -----------          ------------

Loss before income taxes                               (1,651,477)    (1,503,538)          (17,540,992)

Income taxes                                                4,300            200                 7,500
                                                      -----------    -----------          ------------

    Net loss                                          $(1,655,777)   $(1,503,738)         $(17,548,492)
                                                      ===========    ===========          ============

Net loss per share                                    $     (0.11)   $     (0.20)
                                                      ===========    ===========

Weighted average shares used to compute
  net loss per share                                   14,559,002      7,494,950
                                                      ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          APRIL 20, 1992
                                                                                                             (DATE OF
                                                                 THREE MONTHS ENDED                       INCORPORATION)
                                                                 ------------------                          THROUGH
                                                        MARCH 31,                    MARCH 31,               MARCH 31,
                                                          1996                         1995                    1996
                                                       -----------                 ------------            ------------

Cash flows from operating activities                   $(1,877,232)                $ (1,502,927)           $(16,036,212)
                                                       -----------                 ------------            ------------

Cash flows from investing activities:
   Purchase of investments                                   -                          -                    (3,910,150)
   Purchase of equipment and leasehold improvements        (64,654)                     (13,383)             (1,332,894)
   Proceeds from maturity of investments                     -                        1,000,000               4,000,000
                                                      ------------                 ------------           -------------

         Net cash provided by (used in) investing
                  activities                               (64,654)                     986,617              (1,243,044)
                                                      ------------                 ------------           -------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                8,664,060                       -                   20,348,648
   Proceeds from notes payable to related parties            -                           -                    4,694,500
   Proceeds from line of credit                              -                           -                      375,000
   Repayment of notes payable and line of credit          (600,000)                      -                   (1,581,111)
   Principal payments for obligations under
        capital lease                                      (51,989)                     (44,661)               (421,542)
   Payments received for notes receivable from
        stockholders                                         -                           -                        2,147
   Net proceeds from exercise of stock options                 638                       -                          682
                                                      ------------                 ------------           -------------

         Net cash provided by (used in) financing
                  activities                             8,012,709                      (44,661)             23,418,324
                                                       -----------                 ------------           -------------

Net increase (decrease) in cash and cash equivalents     6,070,823                     (560,971)              6,139,068


Cash and cash equivalents at beginning of period            68,245                    2,071,664                   -
                                                      ------------                 ------------           -------------

Cash and cash equivalents at end of period            $  6,139,068                 $  1,510,693           $   6,139,068
                                                      ============                 ============           =============

Supplemental cash flow information:
   Cash paid for income taxes                         $      1,600                 $      -                       4,200
                                                      ============                 ============           =============
   Cash paid for interest                             $     30,695                 $     22,339           $     316,944
                                                      ============                 ============           =============
Noncash financing activities:
   Common stock issued in exchange for notes
        receivable from stockholders                  $      -                     $      -               $     107,385
                                                      ============                 ============           =============
   Equipment purchased under capital
        lease obligation                              $      -                     $      -               $     855,022
                                                      ============                 ============           =============
   Stock dividend                                     $      -                      $     -               $           5
                                                      ============                  ===========           =============
   Common stock issued in exchange for note
        payable to David Blech and others             $      -                     $      -               $   3,594,500
                                                      ============                 ============           =============
   Repurchase of common stock in exchange for notes
        receivable from stockholders                  $      -                     $      -               $       9,853
                                                      ============                 ============           =============


      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



(1)  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and results of operations for the three months ended March 31, 1996 and 1995 and for the period from April 20, 1992 (date of incorporation) to March 31, 1996, and changes in cash flows for the three months ended March 31, 1996 and 1995, and for the period from April 20, 1992 (date of incorporation) to March 31, 1996.

         These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995 and 1994, which are included as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         The Company's condensed consolidated financial statements include the accounts and results of operations of Optical Analytic, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain items have been reclassified to conform with current financial statement presentation.

(2)  ACQUISITION OF TECHNOLOGY

       In April 1996, the Company agreed to acquire the rights to certain patented technology for use in heart transplantation in exchange for cash and restricted stock. The solution, to be called Cardiomyolex, is expected to extend the viability of the organ tissue by inhibiting cell death. In accordance with the agreement, one of the inventors of the solution will join LXR's Scientific Advisory Board and the other inventor will be hired by the Company to coordinate the development project.

(3)  1993 STOCK OPTION PLAN

       During 1996, the Company had the following activity under the 1993 Stock Option Plan:

                                                              Stock Options Outstanding
                                                         ------------------------------------
                                                             Number of             Price per
                                                              shares                 share
                                                         ---------------      ---------------
Balance as of December 31, 1995                                  479,385      $  0.03 - 5.250

       Options granted                                           131,000         2.00 - 5.625

       Options cancelled or expired                              (26,350)               1.875

       Options exercised                                          (6,949)        0.03 - 1.375
                                                         ---------------

Balance as of March 31, 1996                                     577,086         0.03 - 5.625
                                                         ===============

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996


(4)  LITIGATION

       The Company and/or certain of its past and present directors and officers are named as defendants in three lawsuits, Katz vs. Blech, 95 Civ. 7215 (S.D.N.Y.) ("Katz"), In re Blech Securities Litigation, 94 Civ. 7696 (S.D.N.Y.) ("Blech"), and Degulis vs. LXR Biotechnology Inc., et al., 95 Civ. 4204 (S.D.N.Y) ("Degulis"), all pending in the Southern District of New York. All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out of the Company's IPO and subsequent trading of those shares.

       The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Exchange Act of 1934, including misrepresentations and omissions in connection with the IPO and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the IPO the leveraged financial condition of the Company's underwriter, D. Blech & Co., and its principal, David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principal market maker for the Company's shares following the IPO, and that D. Blech & Co.'s extended financial commitments would effect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices.

       Under the Company's bylaws, individual agreements, and state law, the Company's current and former directors and officers may have certain rights to indemnification and defense costs in the event they are named in litigation. Four individual defendants in Katz and/or Degulis have submitted claims for indemnity and advancement of defense costs, and the Company has agreed to advance defense costs and indemnify those individuals to the extent permitted by law. A demand by Mark Germain, the former chairman of the Company and a Managing Director of D. Blech & Co., remains under consideration by the Company. A demand by the independent underwriter for contractual indemnity has been denied; such denial is subject to contest by the underwriter. The Company and the underwriter entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1997 and the termination of the tolling agreement.

       The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage for reasonable attorneys fees in the defense of the four current and former directors and/or officers referenced above, but the carrier has refused to provide indemnity or defense costs for the Company. The Company and the carrier have entered into an allocation agreement whereby 83% of the defense costs related to the Katz and Degulis actions will be borne by the carrier, with the remaining 17% to be borne by the Company. The Company and the carrier have not entered into any agreement related to the Blech action, in which none of the Company's officers or directors is listed as a defendant. The carrier is not obligated to make any payments until a $250,000 deductible (applicable to all covered claims, in the aggregate) under the policy is exhausted. The extent to which costs of defending the litigation will ultimately be covered by insurance is not yet known. The extent to which insurance would cover any settlement or judgment has not been determined and may not be determined until the litigation is completed.

       Motions to dismiss all three suits have been filed and heard on behalf of the Company and the director and officer defendants. The Company cannot predict whether these motions will be granted or, if granted, whether the court will grant plaintiffs leave to amend and refile their complaints.

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996


       The Company denies any wrongdoing and is defending the above cases vigorously. While it is possible that the litigation may have a material adverse effect on the Company, the early stage of the litigation, uncertainty as to whether any material judgment or settlement will result, and the possibility that some portion of any settlement or judgment may be covered by insurance, make it impossible to predict at this time whether the litigation will have a material adverse financial impact on the Company. An adverse judgment or settlement could have a material adverse effect on the Company.

ITEM 2.
                               PLAN OF OPERATIONS

PLAN OF OPERATIONS


         The following Plan of Operations contains forward looking statements regarding, among other things, product development, corporate partnering, capital and other expenditures, FDA approval, and sufficiency of cash resources. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For a discussion of certain of these risks and uncertainties, please see "Factors Affecting Future Results" below, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and the "Risk Factors" section in the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on March 1, 1996.

         In January 1996, the Company raised approximately $8.6 million (net of offering expenses) through a private placement offering and sale of 7,360,000 shares of the Company's common stock at a price of $1.25 per share (the "Private Placement"). The Company also issued 736,000 shares of common stock to the placement agent as a selling commission for the Private Placement and a warrant to purchase an additional 736,000 shares of the Company's common stock at an exercise price of $1.375 per share. A portion of the proceeds from the Private Placement were used to repay $600,000 in short-term borrowings and accrued interest from related parties, to pay approximately $660,000 in accounts payable and other accrued liabilities, and to fund the Company's first quarter's operations. As of March 31, 1996, the remaining proceeds from the Private Placement were invested in short-term interest bearing investments and amounted to approximately $6.1 million.

         The Company has also recently received its first purchase order for its Scanning Laser Digital Imaging product.

         In April 1996, the Company agreed to purchase the rights to a patented preservation solution for use during heart transplantation, to be called Cardiomyolex. This solution is expected to extend the viability of the organ tissue by inhibiting cell death.

         It is expected that the Company's overall level of research and development expenditures will increase over the next 12 months in order to expand research and development relating to LXR015 (Elirex and Lexirin), Maspin, Bak, Fas(Greek DELTA Symbol)TM, the Scanning Laser Digital Imagers, and Cardiomyolex. The Company is focusing its research and development activities related to suppressing apoptosis in the heart and other organs on Elirex. The Company is also developing a related product, designated Lexirin, for gastrointestinal disorders. It is expected that Elirex will be used in intravenous injection form, whereas Lexirin will be used in an oral-administered form.

          The Company recently filed an IND with the FDA to commence human clinical trials of Lexirin for the suppression of severe diarrhea associated with the pathogenesis of AIDS, as well as with the use of chemotherapeutic agents and radiation in the treatment of cancer. The Company received questions from the FDA during the review process and believes it has adequately addressed them in its recent response to the FDA. In addition, before the Company can proceed with its clinical trials, the Company must also select a location for the clinical trials and receive institutional review board approval of the clinical protocol and the informed consent document. The Company also hopes to file IND's with the FDA during the next 10 months to commence Phase I/II trials of Elirex and Maspin.

         There can be no assurance that the pre-clinical trial results of Elirex, Maspin, or any other product will support the filing of an IND, that the FDA will permit the Company to undertake clinical trials for Lexerin or any other product, that the Company will have sufficient funding to conduct clinical trials, that clinical trial results will be favorable, that the Company will be able to submit to the FDA an application to market any product, or that any such application will be approved by the FDA.

         As of March 31, 1996, the Company employed 45 full-time employees. During 1996, the Company expects to increase its number of employees to approximately 50 in order to support the Company's increased research and development activities. Further increases in employees may occur as the Company increases its spending in efforts to undertake clinical studies.

                               PLAN OF OPERATIONS
                                   (CONTINUED)


         The Company's capital expenditures for the first quarter of 1996 were approximately $65,000. The Company expects that capital expenditures for 1996 will continue to increase in order to support the Company's expanding research activities. Total capital expenditures for facility enhancements and related equipment are expected to be approximately $400,000 during 1996.

         As of March 31, 1995, there was $354,971 outstanding under the Company's equipment lease line. The lease line bears interest at the rate of 15.3% per annum and is secured by a deposit of $194,128. There are no further borrowings available under the equipment lease line.

         The Company plans to continue to seek corporate partners for its research and development activities. The Company is also seeking one or more corporate partners to assist in the marketing of its Scanning Laser Digital Imager. There can be no assurance that the Company will be able to secure any corporate partner relationships. The Company expects to continue to fund research at the Dana Farber Cancer Institute and the University of Kentucky relating to Maspin and Elirex, respectively, during 1996, and may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

FACTORS AFFECTING FUTURE RESULTS

         The Company's plan for operations depends on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining certain technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the purchase of additional capital equipment, and legal expenses incurred in connection with defending the securities lawsuits brought against the Company. Accordingly, the Company's plans are subject to change.

         The Company currently has no source of revenues or capital other than the remaining proceeds of the private placement, interest earned from investment of the proceeds, expected grant revenue of $90,000 and proceeds from the sale of the Scanning Laser Digital Imaging product. Accordingly, the Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such funding through public or private financing and corporate collaborations. Although the Company believes its current resources will be adequate to fund the Company's operations through 1996, there can be no assurance that unanticipated events affecting the Company's operating expenses will not result in the Company depleting its funds before that time. There is also no assurance that additional funding will be available on favorable terms, if at all.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        On May 8, 1996 the Securities and Exchange Commission ("SEC") declared effective the Company's Registration Statement on Form S-3 registering the shares previously issued by the Company in its January 1996 Private Placement. For more information on the Private Placement see the Company's Report on Form 8-K filed with the SEC on January 24, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.   The following exhibit is attached hereto:

       Exhibit
       Number     Title
       ------     -----

       27.01      Financial Data Schedule.


- - ----------
(b)  Reports on Form 8-K.

         On January 23, 1996, the Company filed a current report on Form 8-K related to the Private Placement.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        LXR BIOTECHNOLOGY INC.



           Date:                   By:  /s/ Mark J. Tomei
                 -------------          ----------------------------------------
                                        Mark J. Tomei
                                        Chief Financial Officer, Chief Operating
                                        Officer, and Secretary

                                  EXHIBIT INDEX

      Exhibit
      Number      Title
      ------      -----


       27.01      Financial Data Schedule.