Form 10QSB
period 1996-06-30
LXR BIOTECHNOLOGY INC
filed 1996-08-13
CIK 899504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


      [ X ]     Quarterly Report Under Section 13 or 15(d) of the
                        Securities  Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

      [    ]    Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from         to

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

                                 (510) 412-9100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:
Yes   X      No
   ------      ------

At July 31, 1996 the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 15,971,366.

Transitional Small Business Disclosure Format (check one):   Yes    No X   .
                                                                ---   ---

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                 Page No.
                                                                                        --------

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995                                      3

                  Condensed Consolidated Statements of Operations for
                  the three and six months ended June 30, 1996 and 1995
                  and for the period from April 20, 1992 (date of incorporation)
                  to June 30, 1996                                                         4

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1996 and 1995 and for the period from
                  April 20, 1992 (date of incorporation) to June 30, 1996                  5

                  Notes to Condensed Consolidated Financial Statements                     6

     Item 2.      Plan of Operations                                                       9

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings                                                       11

     Item 4.      Submission of Matters to a Vote of Security Holders                     11

     Item 6.      Exhibits and Reports on Form 8-K                                        11

SIGNATURES                                                                                12

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,      DECEMBER 31,
                                                                    1996            1995
                                                                ------------    ------------
                                                                 (UNAUDITED)
                        ASSETS
Current assets:
   Cash and cash equivalents                                    $  4,127,935    $     68,245
   Prepaid expenses                                                  257,704         183,691
   Other receivables                                                 257,342          33,355
                                                                ------------    ------------

         Total current assets                                      4,642,981         285,291

   Equipment and leasehold improvements, net                         760,801         890,468
   Deposits                                                          219,035         217,138
   Organization costs, net                                            10,500          15,000
                                                                ------------    ------------

         Total assets                                           $  5,633,317    $  1,407,897
                                                                ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                             $    150,913    $    422,255
   Accrued expenses                                                  284,839         403,157
   Deferred rent obligation                                          166,176         160,076
   Short-term borrowings from related parties                             --         600,000
   Short-term portion of obligations under capital leases            216,476         223,420
                                                                ------------    ------------

         Total current liabilities                                   818,404       1,808,908

Obligations under capital leases, excluding short-term
   portion                                                            84,495         183,540
                                                                ------------    ------------

         Total liabilities                                           902,899       1,992,448
                                                                ------------    ------------
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                               --              --
   Common stock, $0.0001 par value; 45,000,000
     shares authorized; 16,137,066  and 7,725,403
     shares issued and outstanding at June 30,
     1996 and December 31, 1995, respectively                          1,584             773
Additional paid-in capital                                        24,027,829      15,396,249
Notes receivable from stockholders                                   (75,500)        (79,000)
Deficit accumulated during the development stage                 (19,208,632)    (15,892,720)
Treasury stock, at cost; 179,886 and 128,978 shares at
     June 30, 1996 and December 31, 1995, respectively               (14,863)         (9,853)
                                                                ------------    ------------

         Total stockholders' equity (deficit)                      4,730,418        (584,551)
                                                                ------------    ------------

Commitments and contingencies (notes 2 and 5)

         Total liabilities and stockholders' equity (deficit)   $  5,633,317    $  1,407,897
                                                                ============    ============

      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                     APRIL 20,1992
                                                               THREE MONTHS                    SIX MONTHS               (DATE OF
                                                                   ENDED                          ENDED              INCORPORATION)
                                                       ----------------------------    ---------------------------        TO
                                                         JUNE 30,         JUNE 30,      JUNE 30,         JUNE 30,      JUNE 30,
                                                           1996            1995           1996            1995           1996
                                                       ------------    ------------    -----------    ------------   ------------
Grant Revenue                                          $     59,702    $        --    $     70,246    $        --    $     70,246

Expenses incurred in the development stage:
   Research and development                               1,122,624      1,138,982       2,332,865      2,144,965      13,722,255
   General and administrative                               649,715        599,737       1,162,422      1,109,042       5,727,476
                                                       ------------    ------------    -----------    ------------   ------------
        Total expenses incurred in the development
            stage                                         1,772,339      1,738,719       3,495,287      3,254,007      19,449,731
                                                       ------------    -----------    ------------    -----------    ------------

Loss from operations                                     (1,712,637)    (1,738,719)     (3,425,041)    (3,254,007)    (19,379,485)

Interest income, net:
    Interest income                                          69,684         23,920         150,868         58,009         511,850
    Interest expense                                         12,882         20,501          33,139         42,840         329,192
                                                       ------------    ------------    -----------    ------------
                                                                                                                     ------------

         Total interest income, net                          56,802          3,419         117,729         15,169         182,658
                                                       ------------    -----------    ------------    -----------    ------------

Loss before income taxes                                 (1,655,835)    (1,735,300)     (3,307,312)    (3,238,838)    (19,196,827)

Income taxes                                                  4,300            200           8,600            400          11,800
                                                       ------------    -----------    ------------    -----------    ------------

         Net loss                                      $ (1,660,135)   $(1,735,500)     (3,315,912)    (3,239,238)   $(19,208,627)
                                                       ============    ===========    ============    ===========    ============

Net loss per share                                     $      (0.11)   $     (0.23)          (0.22)         (0.43)
                                                       ============    ===========    ============    ===========

Weighted average shares used to compute
    net loss per share                                   15,684,128      7,494,950      15,121,566      7,494,950
                                                       ============    ===========    ============    ===========

     See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    APRIL 20, 1992
                                                                                      (DATE OF
                                                            SIX MONTHS ENDED        INCORPORATION)
                                                       --------------------------      THROUGH
                                                         JUNE 30,      JUNE 30,        JUNE 30,
                                                          1996           1995           1996
                                                       -----------    -----------    ------------
Cash flows from operating activities                   $(3,738,299)   $(3,004,944)   $(17,897,279)
                                                       -----------    -----------    ------------

Cash flows from investing activities:
   Purchase of investments                                      --             --      (3,910,150)
   Purchase of equipment and leasehold improvements       (126,903)       (16,059)     (1,395,143)
   Proceeds from maturity of investments                        --      1,500,000       4,000,000
                                                       -----------    -----------    ------------

         Net cash provided by (used in) investing
                  activities                              (126,903)     1,483,941      (1,305,293)
                                                       -----------    -----------    ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                8,630,967             --      20,315,555
   Proceeds from notes payable to related parties               --             --       4,694,500
   Proceeds from line of credit                                 --             --         375,000
   Repayment of notes payable and line of credit          (600,000)            --      (1,581,111)
   Principal payments for obligations under
        capital lease                                     (105,989)       (91,049)       (475,542)
   Payments received for notes receivable from
        stockholders                                            --             --           2,147
   Repurchase of common stock                               (1,510)            --          (1,510)
   Net proceeds from exercise of stock options               1,424             --           1,468
                                                       -----------    -----------    ------------

         Net cash provided by (used in) financing
                  activities                             7,924,892        (91,049)     23,330,507
                                                       -----------    -----------    ------------

Net increase (decrease) in cash and cash equivalents     4,059,690     (1,612,052)
                                                                                        4,127,935

Cash and cash equivalents at beginning of period            68,245      2,071,664              --
                                                       -----------    -----------    ------------

Cash and cash equivalents at end of period             $ 4,127,935    $   459,612    $  4,127,935
                                                       ===========    ===========    ============

Supplemental cash flow information:
   Cash paid for income taxes                          $     5,500    $       800           8,100
                                                       ===========    ===========    ============
   Cash paid for interest                              $    38,114    $    42,840    $    324,363
                                                       ===========    ===========    ============
Noncash financing activities:
   Common stock issued in exchange for notes
        receivable from stockholders                   $        --    $        --    $    107,385
                                                       ===========    ===========    ============
   Equipment purchased under capital
        lease obligation                               $        --    $        --    $    855,022
                                                       ===========    ===========    ============
   Stock dividend                                      $        --    $        --    $          5
                                                       ===========    ===========    ============
   Common stock issued in exchange for note
        payable to David Blech and others              $        --    $        --    $  3,594,500
                                                       ===========    ===========    ============
   Repurchase of common stock in exchange for notes
        receivable from stockholders                   $     3,500    $        --    $     13,353
                                                       ===========    ===========    ============

      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

(1)  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, and results of operations for the three and six months ended June 30, 1996 and 1995 and for the period from April 20, 1992 (date of incorporation) to June 30, 1996, and changes in cash flows for the six months ended June 30, 1996 and 1995, and for the period from April 20, 1992 (date of incorporation) to June 30, 1996.

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

(3)  1993 STOCK OPTION PLAN

       During 1996, the Company had the following activity under the 1993 Stock Option Plan:

                                                        Stock Options Outstanding
                                                       ---------------------------
                                                       Number of         Price per
                                                        shares             share
                                                       ---------         ---------
       Balance as of December 31, 1995                   479,385      $  0.03 - 5.250

           Options granted                               132,000         2.00 - 6.188

           Options cancelled or expired                  (37,124)        0.03 - 1.875

           Options exercised                              (9,969)        0.03 - 1.375
                                                         -------

       Balance as of June 30, 1996                       564,292
                                                         =======

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996

(4)  CAPITAL STOCK

       In May 1996, the Company exercised its option to repurchase 50,908 shares of unvested common stock for a repurchase price of $5,010.

       In May 1996, the Company issued 305,694 shares of common stock upon exercise of a warrant issued in the Company's Private Placement Offering in January 1996 ("the Private Placement"). The warrant holder elected a cashless exercise of this warrant resulting in a reduction of shares issuable under the warrant of 99,095. As of June 30, 1996, the Company had warrants to purchase 680,058 shares of common stock remaining outstanding.

       In June 1996, the Company's shareholders approved the proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 30,000,000 shares to 45,000,000 shares.

(5)  LITIGATION

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

       The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, including misrepresentations and omissions in connection with the IPO and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the IPO the leveraged financial condition of the Company's underwriter, D. Blech & Co., and its principal, David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principal market maker for the Company's shares following the IPO, and that D. Blech & Co.'s extended financial commitments would affect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices.

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

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

(5)    LITIGATION (CONTINUED)

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

       On June 6, 1996, the court decided motions to dismiss previously filed by the Company and other parties in all three cases. The motions to dismiss Degulis and Katz were denied. The motion to dismiss In re Blech was granted as to the Company. On July 26, 1996, plaintiffs filed an amended complaint in In re Blech which does not name the Company as a defendant; of the remaining defendants in In re Blech only Mark Germain has made a demand for indemnity against the Company.

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

 (6)  SUBSEQUENT EVENT

         In July 1996, a warrant holder from the Company's Private Placement exercised his option to purchase 14,186 shares of the Company's common stock at a purchase price of $19,506.

ITEM 2.

                               PLAN OF OPERATIONS

         The following Plan of Operations contains forward looking statements regarding, among other things, product development and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings and FDA approval thereof, and sufficiency of cash resources. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For a discussion of certain of these risks and uncertainties, please see "Factors Affecting Future Results" below, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and the "Risk Factors" section in the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on March 1, 1996.

         In January 1996, the Company raised approximately $8.6 million (net of offering expenses) through a private placement offering and sale of 7,360,000 shares of the Company's common stock at a price of $1.25 per share (the "Private Placement"). The Company also issued 736,000 shares of common stock to the placement agent as a selling commission for the Private Placement and a warrant to purchase an additional 736,000 shares of the Company's common stock at an exercise price of $1.375 per share. A portion of the proceeds from the Private Placement were used to repay $600,000 in short-term borrowings and accrued interest from related parties, to pay approximately $660,000 in accounts payable and other accrued liabilities, and to fund the Company's operations through the second quarter. As of June 30, 1996, the remaining proceeds from the Private Placement were invested in short-term interest bearing investments and amounted to approximately $ 4.1 million.

         In June 1996, the Company sold its first Scanning Laser Digital Imaging prototype for $150,000. The cost of constructing the prototype was included in research and development costs of previous periods, therefore the selling price of the prototype was recorded as a reduction of research and development costs for the six months ending June 30, 1996.

         In April 1996, the Company agreed to purchase the rights to a patented preservation solution for use during heart transplantation, to be called the Cardiosol solution. This solution is expected to extend the viability of the organ tissue by inhibiting cell death. As part of the agreement, one of the solution's inventors is expected to join the Company's Scientific Advisory Board and the co-inventor of the technology is expected to join the Company to coordinate the project. In August 1996, the Company filed a 510K to obtain marketing approval for the Cardiosol solution.

          The Company filed an IND with the FDA in March 1996 to commence human clinical trials of Lexirin for the suppression of severe diarrhea associated with the pathogenesis of AIDS, as well as with the use of chemotherapeutic agents and radiation in the treatment of cancer. The Company received approval of its IND in April and Phase I clinical trials commenced in August 1996 at the East Bay AIDS Clinic of Alta Bates Medical Center in Berkeley. The Company hopes to file INDs with the FDA during the first quarter of 1997 to commence Phase I/II trials of Elirex and Maspin.

         It is expected that the Company's overall level of research and development expenditures will increase over the next 12 months in order to expand research and development relating to LXR015 (Elirex and Lexirin), Maspin, the Cardiosol solution, Bak, Fas(DELTA)TM, and the Scanning Laser Digital Imagers.

         There can be no assurance that the Company will be able to successfully conduct clinical trials of Lexirin, or any other drug candidate, or that the trial results will be favorable; that the FDA will approve the Company's 510K application for the Cardiosol solution; that the pre-clinical trial results of Elirex, Maspin, or any other drug candidate will support the filing of an IND, or that the FDA will approve any such IND; that the Company will have sufficient funding to conduct clinical trials; or that the Company will be able to submit to the FDA an application to market any product, or that any such application will be approved by the FDA.

         As of June 30, 1996, the Company employed 45 full-time employees. During the remainder of 1996, the Company expects to increase its number of employees to approximately 50 in order to support the Company's increased research and development activities. Further increases in employees may occur as the Company increases its spending in efforts to undertake clinical studies.

                               PLAN OF OPERATIONS
                                   (CONTINUED)


         The Company's capital expenditures through the second quarter of 1996 were approximately $127,000. The Company expects that capital expenditures for 1996 will continue to increase in order to support the Company's expanding research activities. Total capital expenditures for facility enhancements and related equipment are expected to be approximately $400,000 during 1996.

         As of June 30, 1996, there was $ 300,971 outstanding under the Company's equipment lease line. The lease line bears interest at the rate of 15.3% per annum and is secured by a deposit of $194,128. There are no further borrowings available under the equipment lease line.

         The Company plans to continue to seek corporate partners for its research and development activities. The Company is also seeking one or more corporate partners to assist in the marketing of its Scanning Laser Digital Imager. There can be no assurance that the Company will be able to secure any corporate partner relationships. The Company expects to fund future research at the Dana Farber Cancer Institute and the University of Kentucky at Louisville relating to Maspin and Elirex, respectively, during 1996, and may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

         The Company currently has no source of revenues or capital other than the remaining proceeds of the Private Placement, interest earned from investment of these proceeds, and expected grant revenue of approximately $30,000. Accordingly, the Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such funding through public or private financing and corporate collaborations. Although the Company believes its current resources will be adequate to fund the Company's operations through 1996, there can be no assurance that unanticipated events affecting the Company's operating expenses will not result in the Company depleting its funds before that time. There is also no assurance that additional funding will be available on favorable terms, if at all.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information called for by Part II, Item 1 is incorporated by reference to Note 5 of the Condensed Consolidated Financial Statements included in Part I of this document.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 13, 1996, the Company held its Annual Meeting of Stockholders with the following results:

         1)  The following individuals were elected as directors of the Company:

                                              Shares Voting        Shares Voting
                                                in Favor              Against
                                              -------------        -------------
                      Eugene Eidenberg            10,574,121           13,000
                      L. David Tomei              10,574,321           12,800
                      Mark J. Tomei               10,569,821           17,300
                      Jack H. Watson, Jr.         10,574,321           12,800

         2) The proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance was approved with 10,412,291 shares cast in favor of the amendment, 152,925 shares voting against and 21,405 shares withheld and/or abstaining.

         3) The proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 300,000 was approved with 10,281,585 shares cast in favor of the amendment, 188,112 shares voting against and 26,505 shares withheld and/or abstaining.

         4) The proposal to amend the Company's Director's Stock Option Plan to provide for an additional option grant of 10,000 shares of common stock to the Chairman of the Board of Directors was approved with 10,206,639 shares cast in favor of the amendment, 263,758 shares voting against, and 25,805 shares withheld and/or abstaining.

         5) The selection of KPMG Peat Marwick LLP as the Company's certified public accountants was ratified with 10,522,056 shares cast in favor of the selection, 8,725 shares voting against, and 56,340 shares withheld and/or abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.   The following exhibits are attached hereto:

     Exhibit
     Number        Title
     -------       -----
      3.01        The Company's Certificate of Incorporation.

      3.03        Amendment to the Company's Certificate of Incorporation.

     10.01 1993 Stock Option Plan, as amended to date, and related Stock Option Agreement and Exercise Agreement.

     10.02 1993 Director's Stock Option Plan, as amended to date, and related Stock Option Agreement and Exercise Agreement.

     27.01        Financial Data Schedule.

 (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the period for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LXR BIOTECHNOLOGY INC.


Date: August 12, 1996            By:      /s/ Mark J. Tomei
     -----------------              ---------------------------
                                     Mark J. Tomei
                                     Chief Financial Officer, Chief Operating
                                     Officer, and Secretary

                                  EXHIBIT INDEX

     Exhibit
     Number       Title
     -------      -----

     3.01         The Company's Certificate of Incorporation.

     3.03         Amendment to the Company's Certificate of Incorporation.

     10.01 1993 Stock Option Plan, as amended to date, and related Stock Option Agreement and Exercise Agreement.

     10.02 1993 Director's Stock Option Plan, as amended to date, and related Stock Option Agreement and Exercise Agreement.

     27.01        Financial Data Schedule.