Form 10QSB
period 1996-09-30
LXR BIOTECHNOLOGY INC
filed 1996-11-14
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from _________ to __________

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
Yes   X         No
     ---           ---

At October 30, 1996 the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 16,006,740.

Transitional Small Business Disclosure Format (check one):  Yes    No   X .
                                                               ---     ---

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                      Page No.
                                                                                             --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995                                        3

                  Condensed Consolidated Statements of Operations for
                  the three and nine months ended September 30, 1996 and
                  1995 and for the period from April 20, 1992 (date of
                  incorporation) to September 30, 1996                                            4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 and for the period from April 20, 1992 (date of incorporation) to
                  September 30, 1996                                                              5

                  Notes to Condensed Consolidated Financial Statements                            6

     Item 2.      Plan of Operations                                                             11


PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                              14

     Item 6.      Exhibits and Reports on Form 8-K                                               14

SIGNATURES                                                                                       15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                          1996               1995
                                                                    (UNAUDITED)
    ASSETS
Current assets:
   Cash and cash equivalents                                        $  2,747,066        $     68,245
   Prepaid expenses                                                      194,545             183,691
   Other receivables                                                     199,641              33,355
                                                                    ------------        ------------
         Total current assets                                          3,141,252             285,291

   Equipment and leasehold improvements, net                             674,781             890,468
   Deposits                                                              219,635             217,138
   Organization costs, net                                                 8,250              15,000
                                                                    ------------        ------------

         Total assets                                               $  4,043,918        $  1,407,897
                                                                    ============        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                 $    183,927        $    422,255
   Accrued expenses                                                      291,114             403,157
   Deferred rent obligation                                              159,202             160,076
   Short-term borrowings from related parties                                 --             600,000
   Short-term portion of obligations under capital leases                203,374             223,420
                                                                    ------------        ------------
         Total current liabilities                                       837,617           1,808,908

Obligations under capital leases, excluding short-term
   portion                                                                22,331             183,540
                                                                    ------------        ------------
         Total liabilities                                               859,948           1,992,448
                                                                    ------------        ------------
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                                   --                  --
   Common stock, $0.0001 par value; 45,000,000
     shares authorized; 16,188,752  and 7,725,403
     shares issued and outstanding at September 30,
     1996 and December 31, 1995, respectively                              1,589                 773
Additional paid-in capital                                            24,623,873          15,396,249
Common stock subscribed                                                       19                  --
Notes receivable from stockholders                                       (75,188)            (79,000)
Deficit accumulated during the development stage                     (21,351,148)        (15,892,720)
Treasury stock, at cost; 182,012 and 128,978 shares at
     September 30, 1996 and December 31, 1995,
     respectively                                                        (15,175)             (9,853)
                                                                    ------------        ------------
         Total stockholders' equity (deficit)                          3,183,970            (584,551)
                                                                    ------------        ------------

Commitments and contingencies (notes 4, 6, 7, 8 and 9)

         Total liabilities and stockholders' equity (deficit)       $  4,043,918        $  1,407,897
                                                                    ============        ============

      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        ( A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   APRIL 20, 1992
                                                THREE MONTHS                          NINE MONTHS                    (DATE OF
                                                   ENDED                                ENDED                      INCORPORATION)
                                      --------------------------------      --------------------------------            TO
                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,
                                          1996               1995               1996               1995                 1996
                                      -------------      -------------      -------------      -------------        -------------

Revenues:
  Grant revenue                       $     29,754        $        --        $    100,000        $        --        $    100,000
  License fee revenue                      300,000                 --             300,000                 --             300,000
                                      ------------        -----------        ------------        -----------        ------------
        Total revenues                     329,754                 --             400,000                 --             400,000
                                      ------------        -----------        ------------        -----------        ------------

Expenses incurred in the
 development stage:
   Research and development              1,903,136          1,106,690           4,236,001          3,251,655          15,625,391
   General and administrative              601,396            500,152           1,763,818          1,609,194           6,328,872
                                      ------------        -----------        ------------        -----------        ------------
        Total expenses incurred
            in the development
            stage                        2,504,532          1,606,842           5,999,819          4,860,849          21,954,263
                                      ------------        -----------        ------------        -----------        ------------

Loss from operations                    (2,174,778)        (1,606,842)         (5,599,819)        (4,860,849)        (21,554,263)

Interest income (expense), net:
    Interest income                         46,579             18,262             197,447             76,271             558,429
    Interest expense                       (13,917)           (18,767)            (47,056)           (61,607)            343,109
                                      ------------        -----------        ------------        -----------        ------------

         Total interest income
           (expense), net                   32,662               (505)            150,391             14,664             215,320
                                      ------------        -----------        ------------        -----------        ------------

Loss before income taxes                (2,142,116)        (1,607,347)         (5,449,428)        (4,846,185)        (21,338,943)

Income taxes                                   400                200               9,000                600              12,200
                                      ------------        -----------        ------------        -----------        ------------

         Net loss                     $ (2,142,516)       $(1,607,547)       $ (5,458,428)       $(4,846,785)       $(21,351,143)
                                      ============        ===========        ============        ===========        ============

Net loss per share                    $      (0.13)       $     (0.21)       $      (0.35)       $     (0.65)
                                      ============        ===========        ============        ===========

Weighted average shares used to
    compute net loss per share          15,971,556          7,494,950          15,406,964          7,494,950
                                      ============        ===========        ============        ===========


      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               APRIL 20, 1992
                                                                                                  (DATE OF
                                                                                                INCORPORATION)
                                                                  NINE MONTHS ENDED                THROUGH
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               1996               1995                1996
                                                           -----------        -----------        ------------

Cash flows from operating activities                       $(5,033,090)       $(4,244,284)       $(19,192,070)
                                                           -----------        -----------        ------------

Cash flows from investing activities:
   Purchase of investments                                          --                 --          (3,910,150)
   Purchase of equipment and leasehold improvements           (157,220)           (39,252)         (1,425,460)
   Proceeds from maturity of investments                            --          2,000,000           3,000,000
   Proceeds from sale of investments                                --          1,000,000           1,000,000
                                                           -----------        -----------        ------------

         Net cash provided by (used in) investing
                  activities                                  (157,220)         2,960,748          (1,335,610)
                                                           -----------        -----------        ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                    8,630,967                 --          20,315,555
   Proceeds from notes payable to related parties                   --                 --           4,694,500
   Proceeds from line of credit                                     --                 --             375,000
   Repayment of notes payable and line of credit              (600,000)                --          (1,581,111)
   Principal payments for obligations under
        capital lease                                         (181,255)          (139,233)           (550,808)
   Payments received for notes receivable from
        stockholders                                                --              1,257               2,147
   Repurchase of common stock                                   (1,510)                --              (1,510)
   Net proceeds from exercise of warrants                       19,505                 --              19,505
   Net proceeds from exercise of stock options                   1,424                 --               1,468
                                                           -----------        -----------        ------------

         Net cash provided by (used in) financing
                  activities                                 7,869,131           (137,976)         23,274,746
                                                           -----------        -----------        ------------

Net increase (decrease) in cash and cash equivalents         2,678,821         (1,421,512)          2,747,066

Cash and cash equivalents at beginning of period                68,245          2,071,664                  --
                                                           -----------        -----------        ------------

Cash and cash equivalents at end of period                 $ 2,747,066        $   650,152        $  2,747,066
                                                           ===========        ===========        ============

Supplemental cash flow information:
   Cash paid for income taxes                              $     5,500        $       800        $      8,100
                                                           ===========        ===========        ============
   Cash paid for interest                                  $    57,382        $    61,607        $    343,631
                                                           ===========        ===========        ============
Noncash financing activities:
   Common stock issued in exchange for notes
        receivable from stockholders                       $        --        $        --        $    107,385
                                                           ===========        ===========        ============
   Equipment purchased under capital
        lease obligation                                   $        --        $        --        $    855,022
                                                           ===========        ===========        ============
   Stock dividend                                          $        --        $        --        $          5
                                                           ===========        ===========        ============
   Common stock issued in exchange for note
        payable to David Blech and others                  $        --        $        --        $  3,594,500
                                                           ===========        ===========        ============
   Repurchase of common stock in exchange for notes
        receivable from stockholders                       $     3,812        $        --        $     13,665
                                                           ===========        ===========        ============


      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



(1)  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, and results of operations for the three and nine months ended September 30, 1996 and 1995 and for the period from April 20, 1992 (date of incorporation) to September 30, 1996, and changes in cash flows for the nine months ended September 30, 1996 and 1995, and for the period from April 20, 1992 (date of incorporation) to September 30, 1996.

         These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995 and 1994, which are included as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         The Company's condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI). All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain items have been reclassified to conform with current financial statement presentation.

 (2)  LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

Perkin Elmer License Agreement

         In August 1996, the Company and OAI entered into an agreement with Perkin Elmer (the Perkin Elmer Agreement) whereby Perkin Elmer was granted an exclusive worldwide license to the patents OAI had licensed from Ohio State University related to the Scanning Laser Digital Imaging microscope, for life science and clinical diagnostic applications, for the life of any of the patent claims. The Company also licensed certain related software, technical information and rights to ongoing technological developments. In connection therewith, Perkin Elmer agreed to (i) make up to $1.4 million of cash milestone payments to the Company over a three-year period, (ii) contribute up to $400,000 of equipment to the Company in the future, (iii) make certain royalty payments (which do not include minimums) to the Company on any sales of licensed products and (iv) to commit certain funds to the development of products covered by the licensed patents. Upon signing of the agreement, Perkin Elmer paid the Company $300,000 of the cash milestone payments, which was included in the Company's revenues as of September 30, 1996. The agreement may be terminated by Perkin Elmer, in its discretion, subject to payment of certain amounts to the Company in certain circumstances.

Ohio State University

         As of July and August 1996, respectively, the Company and Ohio State University amended the terms of their license agreement related to the Company's scanning laser digital imaging (SLDI) microscope to delete the requirement that an application with the FDA for regulatory approval of a licensed product or service be filed by August 1996, and to delete from the scope of the license a patent relating to optical multiplexers that was unrelated to the SLDI product.

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996



 (3)  GRANT REVENUE

         In September 1996, the Company received notice from the National Institute of Health of a grant award in the amount of approximately $70,000 for its research on the evaluation of Maspin as a widespread tumor suppressor. Proceeds from the grant award have not been received as of September 30, 1996.

 (4)  ACQUISITION OF TECHNOLOGY

       In August 1996, the Company acquired certain patent and other rights related to Cardiosol, a preservation solution for use during heart transplantation (the Cardiosol Acquisition). In connection with such acquisition, the Company paid $98,000 in cash and committed to issue 225,000 shares of its common stock to the sellers, of which 37,500 shares have been issued and are outstanding as of September 30, 1996. The remaining shares are included in common stock subscribed, and an additional 75,000 shares may be issued upon the attainment of certain milestones. The Company has granted certain registration rights applicable to such shares. The total cost of the acquisition, including cash and shares, amounted to approximately $675,000 and is included in research and development expenses for the three months ending September 30, 1996.

 (5) STOCK OPTION PLANS

1993 Stock Option Plan

During 1996, the Company had the following activity under the 1993 Stock Option
Plan:

                                                                                    Stock Options Outstanding
                                                                                  -----------------------------
                                                                                  Number of        Price per
                                                                                   shares            share
                                                                                  ---------     ---------------

       Balance as of December 31, 1995                                             479,385      $  0.03 - 5.250

           Options granted                                                         378,505        1.875 - 6.188

           Options canceled or expired                                             (50,267)        0.03 - 2.125

           Options exercised                                                        (9,969)        0.03 - 1.375
                                                                                   -------

       Balance as of September 30, 1996                                            797,654
                                                                                   =======

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996



(5) STOCK OPTION PLANS (CONTINUED)

Directors Stock Option Plan

During 1996, the Company had the following activity under the Directors Stock Option Plan:

                                                                                   Stock Options Outstanding
                                                                                   -------------------------
                                                                                   Number of       Price per
                                                                                    shares           share
                                                                                   ---------       ---------

       Balance as of December 31, 1995                                              35,000      $1.00 - 1.875

           Options granted                                                           5,000              5.438

           Options canceled or expired                                              (8,834)      1.00 - 5.438
                                                                                    ------

       Balance as of September 30, 1996                                             31,166
                                                                                    ======

(6)  CAPITAL STOCK

       During 1996, the Company exercised its option to repurchase 53,034 shares of unvested common stock for a repurchase price of $5,322.

       In May 1996, the Company issued 305,694 shares of common stock upon exercise of a warrant issued in the Company's Private Placement Offering in January 1996 ("the Private Placement"). The warrant holder elected a cashless exercise of this 404,789 share warrant resulting in a reduction of the shares issuable under the warrant by 99,095. In July 1996, another warrant holder from the Company's Private Placement exercised his option to purchase 14,186 shares of the Company's common stock at a purchase price of $19,505. As of September 30, 1996, the Company had warrants to purchase 665,872 shares of common stock remaining outstanding.

       In June 1996, the Company's shareholders approved the proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 30,000,000 shares to 45,000,000 shares.

       In August 1996, in connection with the Cardiosol Acquisition (Note 4), the Company committed to issue 225,000 shares of the Company's common stock valued at approximately $577,000. In addition, the Company committed to issue an additional 75,000 shares of common stock contingent upon the attainment of certain milestones.

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996



 (7)  OPERATING LEASE

       In August 1996, the Company amended the terms of the lease for its principal offices to extend the term for ten years, until June 2010, and to add approximately 4,100 square feet of space.

Future minimum lease payments for this lease are as follows:

      Year ending
      December 31,
      ------------
          1997                                     $   311,638
          1998                                         314,918
          1999                                         314,918
          2000                                         314,918
          2001                                         314,918
          Thereafter                                 3,306,643
                                                   -----------

          Total minimum lease payments             $ 4,877,953
                                                   ===========

 (8)  LITIGATION

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

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996



 (8)  LITIGATION (CONTINUED)

       The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage for reasonable attorneys fees in the defense of the four current and former directors and/or officers referenced above, but the carrier has refused to provide indemnity or defense costs for the Company or for Mark Germain. The Company and the carrier have entered into an allocation agreement whereby 83% of the defense costs related to the Katz and Degulis actions will be borne by the carrier, with the remaining 17% to be borne by the Company. The carrier is not obligated to make any payments until a $250,000 deductible (applicable to all covered claims, in the aggregate) under the policy is exhausted. The extent to which costs of defending the litigation will ultimately be covered by insurance is not yet known. The extent to which insurance would cover any settlement or judgment has not been determined and may not be determined until the litigation is completed.

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

 (9)   SUBSEQUENT EVENT

       In October 1996, the Company entered into an employment agreement with a new President and Chief Operating Officer (COO). The COO will receive an initial salary of $225,000 per year, a $15,000 one-time recruitment bonus, and options to purchase 310,000 shares of the Company's common stock, subject to provisions of the Company's 1993 Stock Option Plan. The Company has agreed to cover the COO's relocation costs and miscellaneous expenses during a six-month transition period. The COO has agreed to reimburse the Company for all or a portion of the relocation expenses and the recruitment bonus if he voluntarily terminates his employment with the Company within two years. The Company has also agreed to provide the COO a $175,000 home loan, which will be forgiven at the rate of $25,000 per year beginning December 1997. The balance of the loan will become due and payable if the COO resigns or is terminated for cause. If the Company terminates the COO without cause, he will be entitled to receive severance equal to one year's salary.

ITEM 2.
                               PLAN OF OPERATIONS

         The following Plan of Operations contains forward looking statements regarding, among other things, product development and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe", "expects", "likely", "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. For a discussion of certain of these risks and uncertainties, please see "Factors Affecting Future Results" below, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and the "Risk Factors" section in the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on March 1, 1996.

         In January 1996, the Company raised approximately $8.6 million (net of offering expenses) through a private placement offering and sale of 7,360,000 shares of the Company's common stock at a price of $1.25 per share (the "Private Placement"). The Company also issued 736,000 shares of common stock to the placement agent as a selling commission for the Private Placement and a warrant to purchase an additional 736,000 shares of the Company's common stock at an exercise price of $1.375 per share. A portion of the proceeds from the Private Placement were used to repay $600,000 in short-term borrowings and accrued interest from related parties, to pay approximately $660,000 in accounts payable and other accrued liabilities, and to fund the Company's operations through the third quarter of 1996. As of September 30, 1996, the remaining proceeds from the Private Placement were invested in short-term interest bearing investments and amounted to approximately $ 2.7 million.

         The Company filed an IND with the FDA in March 1996 to commence human clinical trials of Lexirin for the suppression of severe diarrhea associated with the pathogenesis of AIDS, as well as with the use of chemotherapeutic agents and radiation in the treatment of cancer. The Company received approval of its IND in April and Phase I clinical trials commenced in August 1996 at the East Bay AIDS Clinic of Alta Bates Medical Center in Berkeley. The Company currently has ten patients enrolled in the clinical trial. The Company is investigating the possibility of conducting the trials in one or more additional locations, and/or modifying the requirements for eligibility to participate in the trial, in order to accelerate enrollment in the trial. There can be no assurance that additional locations will be used, or that the enrollment criteria will be modified, or that if implemented, such changes will result in increased enrollment in the trial.

         In June 1996, the Company sold its Scanning Laser Digital Imaging prototype to Perkin Elmer for $150,000. The cost of constructing the prototype was included in research and development costs of previous periods, therefore the selling price of the prototype was recorded as a reduction of research and development costs for the nine months ending September 30, 1996.

         In August 1996, the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI) entered into an agreement with Perkin Elmer (the Perkin Elmer Agreement) whereby Perkin Elmer was granted an exclusive worldwide license to the patents OAI had licensed from Ohio State University related to the Scanning Laser Digital Imaging microscope, for life science and clinical diagnostic applications, for the life of any of the patent claims. The Company also licensed certain related software, technical information and rights to ongoing technological developments. In connection therewith, Perkin Elmer agreed to (i) make up to $1.4 million of cash milestone payments to the Company over a three-year period, (ii) contribute up to $400,000 of equipment to the Company in the future, (iii) make certain royalty payments (which do not include minimums) to the Company on any sales of licensed products and (iv) to commit certain funds to the development of products covered by the licensed patents. Upon signing of the agreement, Perkin Elmer paid the Company $300,000 of the cash milestone payments, which was included in the Company's revenues as of September 30, 1996. The agreement may be terminated by Perkin Elmer, in its discretion, subject to payment of certain amounts to the Company in certain circumstances.

                               PLAN OF OPERATIONS
                                   (CONTINUED)



         In August 1996, the Company purchased the rights to a patented preservation solution for use during heart transplantation, called the Cardiosol solution (the Cardiosol Acquisition). In connection with such acquisition, the Company paid $98,000 in cash and committed to issue 225,000 shares of its common stock to the sellers, of which 37,500 shares have been issued and are outstanding as of September 30, 1996. The remaining shares are included in common stock subscribed, and an additional 75,000 shares may be issued upon the attainment of certain milestones. The Company has granted certain registration rights applicable to such shares. The total cost of the acquisition amounted to approximately $675,000 and is included in research and development expenses for the three and nine months ending September 30, 1996. As part of the agreement, one of the solution's co-inventors joined the Company's Scientific Advisory Board and the other co-inventor joined the Company to coordinate the project.

         In August 1996, the Company also submitted to the FDA a 510(k) for use of Cardiosol as a heart preservation solution. In November 1996, the Company received notice from the FDA that the 510K application for Cardiosol was denied due to the fact that the Company's formulation was considered materially different from the formulation used in the original clinical trials of the solution conducted prior to the Cardiosol Acquisition. The Company intends to submit a revised application for an IDE to initiate clinical studies with the revised formulation by the end of the first quarter of 1997. The Company is also currently preparing an IND to conduct clinical studies of Cardiosol for use as a cardioplegia solution.

         In August 1996, the Company amended the terms of the lease for its principal offices to extend the term for ten years and to add approximately 4,100 square feet of space. The Company plans to use the additional space for manufacturing and clinical trial related activities.

         In October 1996, Donald H. Picker, Ph.D. was appointed the Company's President and Chief Operating Officer. Dr. Picker reports to L. David Tomei, Ph.D., the Company's Chief Executive Officer and former President. Dr. Picker will also become a member of the Company's Board of Directors. Dr. Picker was Chief Operating Officer of Corvas International, Inc., a biotechnology company, from March 1996 to June 1996. Prior to that Dr. Picker served as Senior Vice President, Research & Development, at Genta, Inc., an antisense technology company, from November 1991 to February 1996. Dr. Picker also held a senior management position at Johnson Matthey, Inc., a biopharmaceutical company, from 1983 to 1991. Dr. Picker received a B.S. in chemistry from Brooklyn Polytechnic Institute and a Ph.D. in organic chemistry from the State University of New York at Albany.

         In October 1996, Shelli J. Geer was appointed the Company's Vice President, Finance and Administration. Ms. Geer had been the Company's Controller since September 1994. Prior to joining the Company, Ms. Geer was an accountant with KPMG Peat Marwick LLP since July 1988, most recently as Audit Manager. Ms. Geer received a B.S. in Business Administration from California State University at Chico and is a Certified Public Accountant in the State of California.

         The Company's capital expenditures through the third quarter of 1996 were approximately $157,000.

         As of September 30, 1996, there was $225,705 outstanding under the Company's equipment lease line. The lease line bears interest at the rate of 15.3% per annum and is secured by a deposit of $194,128. There are no further borrowings available under the equipment lease line.

         As of September 30, 1996, the Company had approximately $2.7 million of cash and cash equivalents. The Company does not have any committed sources of equity or debt funding, and the Company's only source of income is from the Perkin Elmer license agreement, grant revenue, and interest earned on the remaining proceeds from the Company's Private Placement. Accordingly, the Company will need to raise substantial additional capital in the near future to fund its operations, including the development of its lead compounds. The Company believes its current resources will be adequate to fund the Company's operations through 1996. The Company is currently expending significant efforts to obtain the additional funding necessary to fund the Company's operations beyond 1996. There can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the near future will have a material adverse effect on the Company.

                               PLAN OF OPERATIONS
                                   (CONTINUED)



         Contingent upon obtaining additional funding, the Company expects to significantly increase its expenditures over the next twelve months. The Company expects these expenditures to be directed to increasing the Company's research and development efforts, including continuation of its clinical trials for Lexirin and the possible commencement of clinical trials for Cardiosol, the construction of a pilot manufacturing facility (currently estimated to be $650,000), the purchase of additional equipment (estimated to be approximately $500,000 over the next twelve months) and general working capital. The Company intends to focus its research and development efforts on LXR015 (Elirex and Lexirin), Cardiosol, Maspin, Bak and Fas(DELTA)TM.

         The Company has determined that Cardiosol has the potential of receiving FDA marketing clearance as a heart preservation solution earlier than had been anticipated for Elirex. Therefore, the Company has selected Cardiosol as its primary near-term product for heart preservation. Elirex continues to be one of the Company's lead drug candidates for suppressing apoptosis for application in liver transplantation and suppression of acute myocardial infarction following heart attack.

         The Company plans to continue to seek corporate partners for its research and development activities. There can be no assurance that the Company will be able to secure any corporate partner relationships. The Company is negotiating with a potential corporate partner to conduct a joint assessment of the Maspin technology licensed by the Company from the Dana-Farber Cancer Institute. These negotiations are at a very preliminary stage and there is substantial uncertainty as to whether an agreement will be reached. If the Company does not enter into a corporate collaboration regarding Maspin in the near future, it will likely postpone the filing of an IND related to Maspin for the time being and will not pursue at this time its contemplated CRADA with the NIH.

         Subject to the availability of funding, the Company expects to fund future research at the Dana Farber Cancer Institute and the University of Kentucky at Louisville relating to Maspin and Elirex, respectively, during the next twelve months, and may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

         As of September 30, 1996, the Company employed 47 full-time employees. During the next twelve months, the Company expects to increase its number of employees to approximately 55 in order to support the Company's increased research and development activities. Further increases in employees may occur as the Company increases its spending in efforts to undertake clinical studies.

FACTORS AFFECTING FUTURE RESULTS

         The Company's plan of operations depends on numerous factors, including the availability of funding, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining certain technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the purchase of additional capital equipment, and legal expenses incurred in connection with defending the securities lawsuits brought against the Company. Accordingly, the Company's plans are subject to change.

         There can be no assurance that the Company will be able to successfully conduct clinical trials of Lexirin, or any other drug candidate, or that the trial results will be favorable; that the FDA will approve the Company's IDE or IND for the Cardiosol solution; that the pre-clinical trial results of Elirex, Maspin, or any other drug candidate will support the filing of an IND, or that the FDA will approve any such IND; that the Company will have sufficient funding to conduct clinical trials; or that the Company will be able to submit to the FDA an application to market any product, or that any such application will be approved by the FDA.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information called for by Part II, Item 1 is incorporated by reference to Note 8 of the Condensed Consolidated Financial Statements included in Part I of this document.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.   The following exhibits are attached hereto:

     Exhibit
     Number       Title

     10.29 First Amendment to sublease for Building C of Marina Bay Business Park, 1401 Marina Way South, Richmond, California 94804 dated August 5, 1996 between the Company and Marina Westshore Partners.

     10.30 Patent and Technology Transfer and Stock Purchase Agreement entered into between the Company and Geoffrey M. Collins and Winston N. Wicomb.

     10.31 Amendment effective as of July 10, 1996 to the License Agreement between Optical Analytic, Inc., The Ohio State Research Foundation and the Ohio State University.

     10.32 Amendment as of August 27, 1996 to the License Agreement between Optical Analytic, Inc., The Ohio State Research Foundation and the Ohio State University.

   **10.33 License Agreement between the Company on behalf of itself and Optical Analytic, Inc., its wholly owned subsidiary, and The Perkin-Elmer Corporation, dated as of August 29, 1996.

    *10.34 President and Chief Operating Officer Letter Agreement, dated September 24, 1996.

     27.01        Financial Data Schedule.

-----------------------

*    Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been requested with respect to certain portions of this document.

 (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the period for which this report is filed.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      LXR BIOTECHNOLOGY INC.



   Date:  November 14, 1996           By: /s/ Mark J. Tomei
          -----------------               -----------------------------------
                                          Mark J. Tomei
                                          Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

       Exhibit
       Number     Title

     10.29 First Amendment to sublease for Building C of Marina Bay Business Park, 1401 Marina Way South, Richmond, California 94804 dated August 5, 1996 between the Company and Marina Westshore Partners.

     10.30 Patent and Technology Transfer and Stock Purchase Agreement entered into between the Company and Geoffrey M. Collins and Winston N. Wicomb.

     10.31 Amendment effective as of July 10, 1996 to the License Agreement between Optical Analytic, Inc., The Ohio State Research Foundation and the Ohio State University.

     10.32 Amendment as of August 27, 1996 to the License Agreement between Optical Analytic, Inc., The Ohio State Research Foundation and the Ohio State University.

   **10.33 License Agreement between the Company on behalf of itself and Optical Analytic, Inc., its wholly owned subsidiary, and The Perkin-Elmer Corporation, dated as of August 29, 1996.

    *10.34 President and Chief Operating Officer Letter Agreement, dated September 24, 1996.

     27.01        Financial Data Schedule.

-----------------------

*    Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been requested with respect to certain portions of this document.