Form 10KSB40
period 1996-12-31
LXR BIOTECHNOLOGY INC
filed 1997-03-31
CIK 899504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from __________ to _____________

                          COMMISSION FILE NO 1-12968

                            LXR BIOTECHNOLOGY INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                    68-0282856
(STATE OF OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

         1401 MARINA WAY SOUTH
           RICHMOND, CALIFORNIA                          94804
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 412-9100

Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                         -------------------
  Common Stock, $0.0001 par value                 American Stock Exchange


Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     None

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No     .
     ---    ----

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

      Issuer's revenues for the year ended December 31, 1996 were $414,396.

      As of March 6, 1997, there were outstanding 21,817,675 shares of the Registrant's common stock, par value $0.0001 per share. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the American Stock Exchange on March 6, 1997) was approximately $32,447,795. This excludes 4,512,184 shares of common stock held by directors, officers and stockholders whose ownership exceeded five percent of the shares outstanding at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 11, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.
   Transitional Small Business Disclosure Format (Check One) Yes    No   X
                                                                ---     ---

                            LXR BIOTECHNOLOGY INC.

                         Annual Report on Form 10-KSB
                  For the fiscal year ended December 31, 1996

                               TABLE OF CONTENTS


                                    PART I

Item 1     Description of Business......................................    3
Item 2     Description of Property......................................    25
Item 3     Legal Proceedings............................................    25
Item 4     Submission of Matters to a Vote of Security Holders..........    27
Item 4A    Executive Officers of the Registrant.........................    27

                                    PART II
Item 5     Market for the Registrant's Common Equity and
           Related Stockholder Matters..................................    30
Item 6     Plan of Operations...........................................    31
Item 7     Financial Statements.........................................    38
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    38

                                   PART III
Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act...    39
Item 10    Executive Compensation.......................................    39
Item 11    Security Ownership of Certain Beneficial Owners and
           Management...................................................    39
Item 12    Certain Relationships and Related Transactions...............    39
Item 13    Exhibits and Reports on Form 8-K.............................    40

Financial Statements....................................................   F-1

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      This Business section contains forward looking statements regarding, among other things, product development and effectiveness, corporate partnering, timing of filings with the United States Food and Drug Administration ("FDA") and FDA approval thereof, clinical trial progress, sufficiency of cash resources and overall resource allocation. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. For a discussion of certain of these risks and uncertainties, please see "Factors Affecting Future Results" in Part II below.

OVERVIEW

      LXR Biotechnology Inc. ("LXR" or the "Company") is a biopharmaceutical company engaged in the research and development of therapeutics to treat diseases where the dysregulation of apoptosis, naturally occurring programmed cell death, can play a key role in the onset of or damage caused by such diseases. Apoptosis is a form of cell death that occurs in a timely and atraumatic fashion in the normal development and maintenance of healthy tissues and organs. The scientific field of apoptosis is relatively new and received little attention prior to 1993. However, more recently, the concept of apoptosis and programmed cell death has begun to have a profound impact on the basic biological sciences, medicine and biotechnology. The Company believes that several of its principal scientists have been in the forefront of the discovery, understanding and acceptance of apoptosis as a discrete biological phenomenon in the life cycle of cells. Further, the Company believes that it has played a significant role in the development of new and promising therapeutic strategies based upon the concept of apoptosis.

      The Company's scientists have demonstrated using conventional in vitro tests that apoptosis can be modulated with small molecule drugs. They have also developed what the Company believes to be novel, proprietary and unique drug screening assays that test compounds for apoptotic or anti-apoptotic activity. Based on these advances, the Company has identified, developed or licensed-in lead compounds and, in some cases, entered into strategic partnership agreements with other companies, for each of its current research and development programs.

      Recently, the Company has made several strategic changes in its management structure and goals as a result of having reached certain early research and development objectives, including completion of its first Phase I clinical trial of a lead compound, Lexirin(TM), for suppression of AIDs-related diarrhea, and the consummation of its first strategic partnership, with The Perkin-Elmer Corporation ("Perkin-Elmer") for the scanning laser digital imaging ("SLDI") technology. The purpose of these strategic changes was to enable the Company to transition from an early-stage discovery-oriented company to a more mature biotechnology company with active and expanding clinical development initiatives. Accordingly, the Company expanded its executive and managerial staff, appointing Donald H. Picker, Ph.D. as President and Chief Operating Officer in October 1996, and subsequently hiring a Director of Regulatory Affairs and a

Director of Analytical Chemistry and Quality Assurance/Quality Control. The Company expects to devote substantial resources to developing its newly-acquired Cardiosol(TM) technology for heart preservation and cardioplegia and to continue to focus efforts on its lead compounds Lexirin and Elirex(TM). The Company also expects to conduct preclinical efficacy and toxicity studies of Maspin(TM) in collaboration with Boehringer Mannheim Corporation ("Boehringer") and to continue to support Perkin-Elmer's development of the SLDI technology. As a result of these priorities, the Company expects to expend limited resources on its Bak, apoptosis drug screening, surrogate apoptosis marker assay and Fas programs. The Company will continue to seek patent protection for its promising technologies. However, the Company is in the process of reevaluating its intellectual property portfolio in light of its strategic direction and its available resources, and there can be no assurance that the Company will choose to prosecute to allowance all of its pending patent applications or maintain all of the patents now owned or licensed by the Company.

      The Company's product development programs are as follows:

      ORGAN PRESERVATION/ORGAN PROTECTION. LXR believes that the global ischemia which occurs following isolation of major organs from donors and the subsequent reperfusion following transplantation lead to premature and inappropriate apoptosis among critical cells of the organs, thereby leading to severe tissue damage and organ dysfunction. LXR also believes that, similar to global ischemia, regional organ and tissue ischemia such as that encountered with heart attacks and strokes results in premature apoptosis and leads to severe organ damage. LXR's near-term efforts in the areas of organ preservation and organ protection focus on the Cardiosol technology and on LXR015, a small molecule drug.

      In 1996, LXR obtained patent and other rights to an experimental organ preservation solution called Cardiosol. In small physician sponsored studies, Cardiosol proved effective in preserving hearts for transplantation and as a cardioplegic solution. The Company believes that it has improved the formulation of the original Cardiosol solution, resulting in enhanced stability and a potentially longer shelf life desirable for quality control in manufacturing and marketing. In 1997, the Company filed patent applications on these improvements. The Company plans to file an investigational device exemption ("IDE") with the FDA to begin clinical studies of a new formulation called HK-Cardiosol(TM) for use as a heart preservation solution, and an investiga- tional new drug application ("IND") to begin clinical studies of a closely- related formulation called CP-Cardiosol(TM) for use in hypothermic cardioplegia, by the third quarter of 1997.

      LXR has also demonstrated that a small molecule drug, LXR015, has anti-apoptotic effects in in vitro tests and that, in preclinical animal models, this drug appears to be capable of significantly increasing the efficacy of conventional organ preservation techniques in the heart and liver. LXR also believes that LXR015 may be useful in suppression of multiple organ damage associated with hypothermic cardioplegia and cardiopulmonary bypass applications. Based upon published results of clinical studies of this molecule, the Company believes that it should be safe and well tolerated in human use. The Company has filed patent applications on LXR015. The Company has formulated a synthetic version of LXR015, which it has named Elirex, and is currently investigating its activity in an ischemic heart attack model in dogs at the Cleveland Clinic under the guidance of Dr. Eric Topol, and in a porcine model at Emory University Medical School. The Company is also investigating this formulation in an ischemic stroke model with Dr.

M. Chopp at the Henry Ford Hospital. The Company anticipates that these preclinical studies will be completed by the third quarter of 1997.

      LXR has established scientific collaborations with organ transplant surgeons, cardiothoracic surgeons and cardiovascular researchers at the Cleveland Clinic, Emory University Medical School, Henry Ford Hospital, Stanford Medical School, University of California at San Francisco, California Pacific Medical Center in San Francisco and University of Kentucky Medical Center.

      GASTROINTESTINAL DISORDERS. Based upon published results, LXR believes that premature and inappropriate apoptosis occurs in critical cells of the small intestine in association with the development of AIDS in HIV positive individuals, and in cancer patients who are receiving chemotherapy and radiation therapy.

      LXR has formulated a highly purified, orally administerable version of LXR015, which it has named Lexirin, for gastrointestinal disorders. LXR has demonstrated, in preclinical animal models, that oral administration of Lexirin is capable of suppressing gastrointestinal dysfunction associated with anti-cancer chemotherapy. The Company has also completed preclinical toxicological tests of Lexirin in animal models and believes that the drug may be safe and well tolerated for human use in the suppression of gastrointestinal dysfunction most notably associated with severe diarrhea in AIDS and radiation and chemotherapy patients. The Company filed an IND on Lexirin and has now completed a Phase I clinical trial in AIDS patients, with the final report expected in the second quarter of 1997. Based on the preliminary results of the Phase I studies, LXR expects to request FDA approvals during the third quarter of 1997 to begin a Phase I/II trial for the suppression of AIDS-related diarrhea and a Phase I/IIa study for the suppression of chemotherapy induced diarrhea.

      METASTATIC CANCER. Metastatic cancer involves a migration of tumor cells in which the failure to regulate normal cell behavior leads to delayed apoptosis and, therefore, undesirable and damaging cell proliferation. The Company has an exclusive license to a recently issued patent from Dana-Farber Cancer Institute, a teaching affiliate of the Harvard Medical School, to a newly discovered tumor suppressor molecule designated LXR023 and referred to as Maspin. Maspin has been shown to bind to the surface of invasive and metastatic breast tumor cells and restore normal cell migration behavior. The Company believes that Maspin may indirectly modulate apoptosis and reduce metastatic tumor cell survival. The Company has initiated a preclinical development program to investigate Maspin's mechanism of action and the use of Maspin protein both as a prognostic marker as well as in treating cancer. Preclinical trials in a rodent model system appear to have demonstrated that recombinant Maspin is capable of increasing the lifespan of mice injected with a lethal metastatic breast tumor cell line. Researchers at the Dana-Farber Cancer Institute have shown recently that Maspin is also active in in vitro tests against a number of prostate cancer cell lines. LXR has entered into a letter of intent with Boehringer pursuant to which LXR and Boehringer have agreed to evaluate the preclinical efficacy and toxicity of Maspin. Based on the results of these preclinical studies, which are expected in the third quarter of 1997, LXR and Boehringer will determine whether to expand the limited scope of their current collaboration. However, Boehringer has no obligation to proceed with this project. See "Licenses and Collaborative Research--Boehringer Mannheim Letter of Intent for Maspin" below.

      The Company believes that it has developed a proprietary reagent technology based on Maspin that will permit early assessment of metastatic potential of breast tumors using histochemical techniques directly on tumor biopsy samples. LXR has licensed the Maspin reagent technology for research purposes.

      SCANNING LASER DIGITAL IMAGING TECHNOLOGY. In August 1996, the Company entered into an exclusive license agreement with Perkin-Elmer (the "Perkin-Elmer License Agreement") to further develop the SLDI technology licensed from Ohio State University. See "Research Programs--Scanning Laser Digital Imaging Technology" and "Licenses and Collaborative Research--Ohio State University" and "--Perkin-Elmer License Agreement" below.

      OTHER PRODUCT OPPORTUNITIES. The Company also conducts research in certain other areas of lesser priority. These areas include Bak (a gene whose protein product is present in heart, muscle and brain and may facilitate apoptosis of muscle and nerve cells following ischemia or exposure to toxic drugs), apoptosis drug screening technologies (which the Company has used to identify compounds with apoptosis modulating ability), surrogate apoptosis marker assays (which may be useful in indicating the level of apoptosis in the body), and Fas (an apoptosis-signalling glycoprotein on the surface of many cell types, including lymphocytes and cardiac cells). These programs, which are described in more detail below, may lead to additional opportunities for the Company.

-----------------------------------

      The work of the Company's Chief Executive Officer, Dr. L. David Tomei, and Dr. Samuil Umansky in the field of apoptosis is complemented by the expertise of other key Company employees, including: the molecular biology expertise of Dr. Michael Kiefer, Vice President of Molecular Biology; the drug development expertise of Dr. Donald Picker, President & Chief Operating Officer, Jerilyn Domagala, Director of Regulatory Affairs, and Dr. John Statler, Director of Analytical Chemistry QA/QC; and the protein and lipid chemistry expertise of Dr. Ian Bathurst, Vice President of Manufacturing and Process Development. Further, Dr. Philip Pemberton, Director of Protein Chemistry, brings expertise in Maspin-related genes from his work at the Dana-Farber Cancer Institute. The Company's principal scientists are complemented with a group of eminent scientific advisors and consultants, including: Professor Luc Montagnier of the Pasteur Institute (generally regarded as the co-discoverer of HIV as the virus that causes AIDS, and recently active in apoptosis research as a potential AIDS therapeutic strategy), Drs. Eric Topol and Michael Chopp, who bring to the Company their widely-recognized expertise in the areas of cardiology and neurology, respectively, and Dr. Geoffrey Collins, who pioneered many of the currently accepted methods for organ preservation for transplantation.

      The Company was incorporated in Delaware on April 20, 1992. The term "Company" or "LXR" refers to LXR Biotechnology Inc. and its wholly-owned subsidiary Optical Analytic, Inc. Optical Analytic, Inc. was acquired by LXR in December 1993. The principal executive offices of the Company are located at 1401 Marina Way South, Richmond, California 94804. The Company's
telephone  number  is  (510)  412-9100,  and  its  facsimile  number  is  (510)
412-9109.

SCIENTIFIC BACKGROUND:  APOPTOSIS

      There are two forms of cell death, apoptosis and necrosis. Apoptosis is an atraumatic, orderly and predictable self-destruction of cells in which they shrink within their membranes while still in place in the tissue, and their DNA is broken up into packets called nucleosomes for safe removal by other cells in the body such as white blood cells. This process is under close genetic control and is a normal physiological process. Necrosis is the traumatic destruction of cells caused by catastrophic damage leading to the release into the surrounding tissues of enzymes and intact DNA, which is then broken into random fragments. The necrosis process releases degradative products and active enzymes directly into the surrounding tissue and can cause severe inflammation and extensive damage in those tissues. The clinical importance of apoptosis has only recently been recognized by the scientific community, and its role in disease is just beginning to be explored. Apoptosis is now understood to be the principal form of cell death in healthy persons, and is critical to the normal functioning of the immune system as well as other processes such as the production of healthy new red blood cells.

      Apoptosis is a fundamental mechanism in the growth and development of organisms and occurs throughout the stages of embryonic development in the early formation of organs, substitution of one tissue by another, and resorption of temporary tissues such as the webbing between embryonic fingers. The genetic orchestration of cell division, differentiation and death dictates the ultimate shape of the body. Apoptosis plays a complementary role to that of cell division in the regulation of the size of cell populations. Apoptosis also enables the body to replace older, presumably defective cells, such as skin cells, with healthy new cells in an orderly fashion.

      In the ordinary course of events, cells undergo apoptosis in response to signals sent by other cells indicating a need for cell replacement, or perhaps from internal signals indicating that the ongoing existence of the cell would be damaging to the organism. The theoretical point at which cells decide, based on the signals they receive, whether to undergo apoptosis or continue to grow or proliferate is called the modulation point. In certain cases, the body malfunctions and sends out aberrant apoptosis signals. These signals may cause sudden, inappropriate apoptosis resulting in severe tissue damage. Conversely, these signals may lead to delayed or faulty control of apoptosis resulting in overpopulation of certain cell types or the continued existence of damaged or defective cells. Since apoptosis has been recognized as an inherent part of the normal life cycle of cells, the dysregulation of normal and timely apoptotic cell death is involved in a broad range of disease conditions. Examples of disease conditions associated with inappropriate apoptosis are heart tissue damage following a heart attack or brain damage associated with stroke, and damage to the basal crypt epithelial region in connection with the development of AIDS and in cancer patients who are receiving chemotherapy and radiotherapy. An example of a disease associated with delayed or faulty control of apoptosis is cancer.

      From a medical and commercial standpoint, the key aspect of apoptosis is that it can be temporarily modulated using drugs specifically designed to increase or decrease the process. As a result, it may be possible to treat diseases with biopharmaceutical therapies that suppress or stimulate apoptosis. The Company believes that such therapies could substantially reduce tissue damage and improve recovery from a number of major diseases.

PRODUCT DEVELOPMENT PROGRAMS

      ORGAN PRESERVATION. LXR scientists believe they have demonstrated that the heart retains its ability to initiate cell death by apoptosis following ischemia, a condition caused by a lack of a combination of critical factors including oxygen, glucose and other nutrients normally provided by fresh blood flow. LXR further believes that apoptotic cell death is critical in a number of clinically important situations, such as heart attacks and strokes (examples of regional organ ischemia) and organ transplantation (an example of global organ ischemia). In organ transplantation, an organ such as a heart or liver that is being removed from the donor for transplantation is suddenly deprived of fresh blood flow and becomes ischemic. Transplantation procedures are especially difficult because the heart and liver cannot survive severe global ischemia for more than approximately four to six hours. The resultant failure of a heart or liver is believed to be a consequence of inappropriate and unwanted apoptotic cell death in the organ -- a death that may be preventable by specific anti-apoptotic agents.

      LXR scientists believe that the current solutions used for organ preservation prior to transplantation can be significantly improved, especially for hearts, where donor organs generally must be transplanted within four hours of organ harvest. LXR's organ preservation efforts are directed to its newly acquired Cardiosol technology and LXR015.

      In 1996, LXR obtained all rights to an experimental heart preservation solution called Cardiosol. Before LXR acquired the technology, Cardiosol had been compared to St. Thomas solution, a standard organ preservation solution, in a small physician sponsored trial in 20 transplant patients at the California Pacific Medical Center between 1988 and 1991. Multivariable analysis demonstrated that a patient's rejection profile and the composition of the preservation solution were major factors in influencing patient survival. The incidence of chronic rejection per patient was reduced by approximately 50% in the Cardiosol group. Survival was highest in the Cardiosol patient group: 100% at over five years compared to 82% at one year and 68% at five years for the control group.

      Since obtaining rights to Cardiosol, LXR scientists believe that they have improved the formulation, resulting in enhanced stability and a potentially longer shelf life desirable for quality control in manufacturing and marketing. LXR filed patent applications on these improved formulations in early 1997. Using the historical data on the original Cardiosol solution referred above, LXR filed a 510(k) notification with the FDA in August 1996 for clearance to market the improved preservation solution for heart transplantation. The FDA rejected the notification, finding that the improved formulation was materially different from the formulation of the original Cardiosol solution. LXR expects to file an IDE with the FDA for approval to begin studies comparable to a Phase III clinical trial of the improved formulation, called HK-Cardiosol, in the third quarter of 1997. LXR expects that the studies, if approved, will be conducted at a minimum of three sites over a period of at least 12 months.

      LXR015 has also been identified as having anti-apoptotic activity in in vitro tests and, in collaboration with organ transplantation surgeons and scientists at the University of Kentucky Medical Center at Lexington, the University of California at San Francisco, the Cleveland Clinic, Emory University, and the California Pacific Medical Center in San Francisco, in conventional preclinical animal models. These results suggest that ischemic organ survival can be prolonged in humans beyond the practical limits obtainable without treatment and that heart survival can be extended during all types of surgical procedures where the organ is deprived of fresh blood flow.

      ORGAN PROTECTION: MYOCARDIAL INFARCTION (HEART ATTACK). Heart attacks are a leading cause of death and disability in humans. In the United States, approximately 1.3 million people suffer heart attacks each year and approximately one-third of those who have their first heart attack do not survive. Heart attacks are caused by the obstruction of coronary arteries and blockade of normal blood flow to small regions of the heart muscle. This can lead to ischemia and eventually to permanent damage called a myocardial infarction. Significant advances have been made in the treatment of heart attacks with both advanced surgical techniques to replace damaged coronary arteries or to clear them of obstruction, and with new drugs that dissolve blood clots and open arteries to fresh blood flow. However, there has been no comparable advance in the prevention of permanent damage to the heart muscle, known as an acute myocardial infarction, which occurs in the first few hours or days following a heart attack. Development of a means to prevent this tissue damage would be an important step toward reducing death and disability from heart attacks.

      Ischemia and subsequent reperfusion ultimately lead to severe damage and death of heart muscle cells that can be the primary cause of the death of up to one-third of all patients who experience their first heart attack. Until recently, scientists had assumed that this cell death was caused by the oxygen starvation itself or even the reintroduction of toxic oxygen radicals during reperfusion. LXR scientists have shown in in vitro and in animal studies that oxygen starvation can ultimately lead to apoptotic cell death in the heart in the critical hours following a heart attack. These findings have been confirmed by research reports from several other investigators that subsequently appeared in the medical literature. Accordingly, LXR believes that the primary reason heart muscle cells die in connection with a heart attack is not because they can no longer survive oxygen starvation, or because they are irreparably damaged by oxygen radicals, but rather because the heart cells receive a signal to die voluntarily. Paradoxically, not only does oxygen starvation appear to signal cells to die following a blockage of coronary artery blood flow, but the return of blood flow, called reperfusion, into the affected region of the heart following the removal of the obstruction also causes oxidative damage to proteins and DNA resulting in cell death. The Company believes that the cell death caused by reperfusion is also a form of apoptosis, which can be considered an inappropriate response on the part of the heart cells that react as if they had received deliberate instructions to die. Before the cell undergoes apoptosis, the DNA damage is actually repaired by the cell, but the cell nonetheless undergoes apoptosis as a result of those instructions.

      In the case of heart attacks, treatment with apoptosis inhibitors may minimize the occurrence of persistent heart muscle damage and eventual formation of non-functional scar tissue. LXR believes that there is a "window of opportunity" for therapeutic intervention of between one to six hours following a heart attack. During this window the cells of the heart may still be stopped from dying and go on to live and function normally. This window for therapeutic intervention creates an opportunity for the development of a therapy that blocks apoptosis and could be combined effectively with existing treatments designed to restore blood flow. Prevention of heart damage can reasonably be expected to markedly improve the recovery and quality of life in patients who otherwise would experience physical limitations related to the persistent organ damage.

      The Company has formulated a synthetic version of LXR015, which it has named Elirex, and is currently investigating its activity in an ischemic heart attack model in dogs at the Cleveland Clinic under the guidance of Dr. Eric Topol, and in a porcine model at Emory University Medical School. Positive results from these models, along with preclinical toxicity safety data, would justify human clinical trials.

      ORGAN PROTECTION: STROKE. Stroke is one of the top three causes of death in the U.S., as well as a leading cause of death in many countries throughout the world. However, mortality rates alone do not represent the true impact of stroke, as many patients survive stroke with severe, permanent disability or lesser, but significant, degrees of impairment. There are over 500,000 new stroke victims per year in the U.S. alone.

      Stroke is damage to a part of the brain caused by interruption to its blood supply (ischemic stroke) or leakage of blood outside of vessel walls (hemorrhagic stroke). There is increasing published evidence that apoptosis plays an important role in determining the final size of the damaged brain tissue, or infarct. FDA recently approved the use of new "clot buster" drugs, or thrombolytics, to treat stroke by dissolving blood clots in the brain. However, physicians have expressed substantial concern that such drugs may cause harm to some patients if the drugs are either administered more than a few hours after the stroke or are administered to patients who have experienced a hemorrhagic stroke rather than an ischemic one. LXR scientists believe that drugs that could temporarily block induction of apoptosis could have a beneficial effect in the final outcome of stroke either as an adjunct therapy with thrombolytics or alone in cases where the physician may not know either when the stroke occurred or whether or not it was an ischemic stroke.

      LXR is evaluating Elirex in animal models of ischemic stroke with Dr. Michael Chopp of the Henry Ford Hospital. The Company expects to receive initial results of these studies by the third quarter 1997. Positive results in these animal models, along with favorable preclinical toxicity safety data, would justify clinical evaluation of Elirex.

      ORGAN PROTECTION: CARDIOPLEGIA. Cardioplegia is defined as the temporary electromechanical arrest of the beating heart. Cardioplegic solutions are routinely infused during open heart surgical procedures to protect the myocardium from ischemic insult. Several cardioplegic solutions are available to improve the arrested state; however, LXR scientists believe problems remain with all solutions currently in use.

      As previously discussed, LXR obtained the rights to an experimental solution called Cardiosol in 1996. In a small physician sponsored study of 95 cardiopulmonary bypass surgeries conducted in 1990, before LXR obtained rights to the technology, Cardiosol was shown to be safe and effective as a cardioplegic solution when compared to St. Thomas solution.

      LXR expects to file an IND with the FDA to begin clinical evaluation of an improved derivative formulation of Cardiosol, called CP-Cardiosol, for use as a cardioplegic solution in open heart surgery, in the third quarter of 1997. In early 1997, the Company filed patent applications on the improved
CP-Cardiosol technology.

      GASTROINTESTINAL DYSFUNCTION PROGRAM. Based upon published results, LXR believes that premature and inappropriate apoptosis occurs in critical cells of the small intestine located in the basal crypt epithelial region. This is encountered in association with the development of AIDS in HIV-positive individuals and in cancer patients who are receiving chemotherapy and radiotherapy. These cells are special because they are constantly providing replacements for cells located on the surface structures of the intestinal lining called villi. The villi are responsible primarily for absorbing nutrients from food material that passes from the stomach into the small intestine. The consequence of this rapid and apparently inappropriate death of critical cells is loss of villus integrity, secondary necrosis, inflammation and general loss of intestinal function. Clinically this situation appears as severe diarrhea and inability of the intestinal tract to provide nutrients for the patient, which leads to increased morbidity and difficulty in treating the patient.

      LXR has formulated a highly purified, orally administerable version of LXR015, named Lexirin, for gastrointestinal disorders. LXR has demonstrated, in preclinical animal models, that oral administration of Lexirin is capable of suppressing gastrointestinal dysfunction associated with anti-cancer chemotherapy. The Company has also completed preclinical toxicological tests of Lexirin in animal models and believes that the drug may be safe and well tolerated for human use in the suppression of gastrointestinal dysfunction associated with severe diarrhea in AIDS and in radiation and chemotherapy patients. LXR has received patents on Lexirin. LXR recently completed a Phase I clinical trial of Lexirin in AIDS patients for the treatment of AIDS-related diarrhea. The final report on the study is expected in the second quarter of 1997. In the third quarter of 1997, LXR expects to request FDA approvals to begin a Phase I/II clinical trial for suppression of AIDS-related diarrhea and a Phase I/IIa clinical trial for suppression of chemotherapy and radiotherapy-induced diarrhea.

      METASTATIC CANCER PROGRAM. Breast cancer is a leading cause of mortality in women. Over the last 20 to 30 years, the incidence of breast cancer has increased disproportionately relative to other types of cancer. Current statistics indicate that approximately one in nine women will develop breast cancer at some point in their lifetimes. In the United States alone, approximately 175,000 new cases of breast cancer are reported each year and there is a mortality rate of approximately 45,000 deaths per year. While the cause of this global cancer epidemic has not been fully identified, it is clear that worldwide increases in breast cancer rates have occurred during the same period in which the global environment has become contaminated with industrial synthetic chemicals.

      LXR's metastatic cancer program is focused on a recently discovered protein known as Maspin (mammary serine proteinase inhibitor),which the Company has designated LXR023. The patent on Maspin was recently issued and LXR is the exclusive licensee for use in therapeutics, and co-exclusive licensee for use in clinical diagnostics, as a metastasis prognostic marker in breast cancer and other types of highly metastatic tumors such as prostate cancer. Maspin is a member of a family of onco-suppressors that was identified by Dr. Ruth Sager, a scientist at Dana-Farber Cancer Institute. Maspin is a naturally occurring protein produced by normal mammary gland cell and is of particular interest because Dr. Sager has demonstrated in animal models that genetically engineered forms of Maspin can bind to invasive and metastatic breast tumor cells and block their growth throughout the body. Unlike most known onco-suppressors, which exert their effect only from within the cell, Maspin appears to exert its activity by binding to the outer surface of cancer cells. This ability makes it attractive as a potential therapeutic because it could be administered directly to the patient by conventional means such as orally or by injection, rather than gene therapy.

      LXR has entered into a letter of intent with Boehringer Mannheim Corporation pursuant to which LXR is undertaking certain preclinical efficacy and toxicity studies of Maspin. Based on the results of the studies, which are expected in the third quarter of 1997, LXR and Boehringer will determine whether to expand the scope of their collaboration, which could lead to the evaluation of the Maspin recombinant protein in human clinical trials. Boehringer has no obligation to continue this project. See "Licenses and Collaborative Research - Boehringer Mannheim Letter of Intent for Maspin" below.

      More recently, the Company believes Dr. Sager's group has shown that recombinant Maspin protein can also block, in an in vitro assay, the invasive capacity of a number of prostate cancer cell lines. Based upon this published data, the Company believes that Maspin may have beneficial effects on the suppression of prostate tumor metastasis.

      SCANNING LASER DIGITAL IMAGING TECHNOLOGY. The recognition that apoptosis can be modulated has created an increased need for fast computer-controlled robotic instruments that can perform biological and molecular tests for apoptosis modulators. In addition, LXR believes that conventional approaches to optical analysis, which are both tedious and slow, will need to be replaced by advanced high-speed computer-controlled techniques. Accordingly, through the acquisition of Optical Analytic, Inc. ("OAI") in 1993, LXR acquired an exclusive license from Ohio State University to three issued patents covering both the apparatus and methodology of scanning laser digital imaging technology for the fast, non-invasive, three-dimensional analysis of tissues and organs. The SLDI technology utilizes high-speed three-dimensional scanning laser beams that cover the entire surface of any test material, performing several different measurements simultaneously at each position. See "Licenses and Collaborative Research--Ohio State University" below. The laser moves rapidly (in approximately one millionth of a second) to new positions on the test material until the entire test area has been analyzed and the measurements have been stored in the computer. These measurements are then retrieved as digital images of the expression of genes in tissues and cells. The Company believes that this technology will enable researchers to perform remote, non-contact measurements of gene expression in millions of individual cells within a few seconds, which the Company believes is not possible with any current instrument. The principal inventor of the SLDI technology is Dr. L. David Tomei, a founder of LXR and its Chief Executive Officer, who directs the development of prototype instruments.

      The Company recently entered into an exclusive license agreement with Perkin-Elmer to further develop the SLDI technology. In partnership with Perkin-Elmer, LXR is continuing to design and develop improved instrument systems and has filed patent applications to protect certain improvements. The Company believes that SLDI technology will enable the development of instruments for high-throughput robotic screening for apoptosis modulators. The Company believes that the SLDI technology also may be capable of detecting extremely rare events such as the presence of one HIV-infected cell among five million uninfected cells within five seconds. Because the SLDI technology does not involve contact with the sample material, it can be used to test for highly infectious agents without contamination of the instrument. Accordingly, the Company believes that the SLDI technology may have an important application in the field of clinical cytometry.

      The Company's overall strategy has been to establish an early competitive advantage based upon the initial exclusive use of SLDI instruments by LXR, and to generate a longer-term revenue stream from licensing the SLDI technology to third parties and the sale by LXR of related reagents. The Company believes that commercial development and sale of SLDI-based instruments by Perkin-Elmer under the Perkin-Elmer License Agreement will provide future royalty revenues to the Company. Further, the Company believes that the new generation of fast laser instruments from Perkin-Elmer will provide the basis for development of new high-throughput screening systems by the Company which could augment the value of the Company's OAI subsidiary and provide LXR scientists with a continued technological advantage in their apoptosis drug discovery and screening efforts. The Perkin-Elmer License Agreement may be terminated by Perkin-Elmer upon certain conditions. Also, there can be no assurance that the Perkin-Elmer collaboration, if continued, will be successful, that the Company will receive royalties or technological advantages from the collaboration, or that the collaboration will result in any increase in value of OAI.

RESEARCH PROGRAMS

      CARDIAC PROTECTION. Inappropriate apoptosis is particularly damaging in cell populations that are essential such as nerve cells (neurons) and heart muscle cells (cardiac myocytes). When these cells die after a stroke or a heart attack, or through toxic chemical insult such as in chemotherapy, they are generally replaced by scar tissue, leading to irreversible impairment of organ function. As described above, the Company believes that it is possible to protect heart cells from damage using small molecule drugs such as its synthetic formulation of LXR015 known as Elirex. Pursuant to understanding the mechanism of action of the Elirex compound, LXR scientists recently published in the Proceedings of the National Academy of Sciences evidence that they have isolated and cloned a receptor linked with the apoptosis suppressant action of the agent. Furthermore, LXR is approaching this problem by using genetic engineering techniques to identify new drugs that will specifically block the death of heart cells.

      In efforts to discover the genes responsible for control of apoptosis in cells of heart and other organs, LXR scientists have isolated a gene, designated Bak (for Bcl-2 homologous antagonist/killer, formerly referred to as Cdi-1), whose protein product is present in heart, muscle, and brain, and may facilitate apoptosis of muscle and nerve cells following ischemia or exposure to toxic drugs. They have also discovered a second gene whose protein product associates with Bak, designated BBP (for Bak binding protein), through which Bak may exert its apoptotic effect. Currently, LXR is directing its research in this area to regulating the expression of levels of Bak in cardiac cells by gene delivery techniques to assess its role in modulating cell death. LXR scientists have also developed an assay for monitoring Bak-BBP interactions. This may lead to a screening method to identify peptides or small molecules that disrupt this interaction, therefore modulating the apoptotic activity of Bak.

      LXR scientists have also shown that several viral proteins interact with Bak. This is presumably a strategy used by the virus to prevent cell death following infection, enabling the virus to successfully replicate. Thus, LXR scientists are also attempting to develop assays for monitoring Bak-viral protein interactions that could lead to the identity of anti-viral compounds. In additions, LXR scientists plan to investigate the possibility of treating tumors by Bak-gene targeted therapy.

      The Company has filed patent applications on the Bak gene and the related technology. Further, LXR has licensed the Bak reagent technology for marketing in the research field.

      APOPTOSIS DRUG SCREENING. The key to LXR's drug discovery and development process is its proprietary apoptosis screening assay ("ASA") that measures the ability of potential therapeutic agents to suppress or stimulate apoptosis. Unlike other assays for such a purpose, ASA utilizes an untransformed, non-tumorigenic cell strain that retains many normal behavioral characteristics, including the regulation of apoptotic death as well as the control of normal proliferation and differentiation. The Company believes that assays used by other researchers utilize tumor cell lines, which are less useful as assays because they exhibit significantly abnormal or often complete loss of apoptosis regulation. ASA has been used by LXR to identify its lead drugs, Lexirin for oral administration, and Elirex for intravenous administration.

      As discussed above, LXR scientists have also developed an assay for monitoring Bak-BBP interactions. This may lead to a screening method to identify peptides or small molecules that disrupt this interaction, thereby modulating the apoptotic activity of Bak.

      SURROGATE APOPTOSIS MARKER ("SAM") ASSAYS. When cells in the body undergo normal apoptosis, the breakdown products must be eliminated from the body safely and efficiently to prevent inflammation and tissue damage. The Company believes that measurement of the level of apoptosis by-products in the blood or excreted in urine will be indicative of the level of apoptosis that has occurred in the body within the previous few hours. Although the Company has substantially reduced its efforts in this area, it continues limited research to develop assays for markers that may be related to levels of apoptosis or other conditions and to seek partners interested in pursuing its SAM assay technology. Potential applications are discussed below.

      It has been known for several years that the primary breakdown products of the cells are fragments of DNA and crosslinked proteins. However, researchers could find only minute levels of DNA in the blood, and the crosslinked proteins were further degraded in the tissues and blood. Apoptosis is also known to involve extensive protein crosslinking mediated by the appearance of a special apoptosis-related enzyme called tissue transglutaminase. The Company believes that this apoptosis waste material is present in blood and urine as molecules called Isodipeptides ("IDPs"). LXR's SAM assays can rapidly measure the levels of IDP in human blood or urine samples. Because of the relative ease of measurement and reliability, the Company has worked to develop the IDP assay as a clinically relevant test.

      Although these assays can be performed using conventional analytical instruments, the Company has worked to adapt the SAM assay for large-scale robotic instrumentation. The Company expects that speed, precision and data control can be significantly improved through the integration of the SAM assay with LXR's SLDI technology. Furthermore, the Company believes that the IDP SAM assay may provide oncologists early determinations of the degree of tumor response shortly after administration of chemotherapeutic drugs or administration of radiotherapy. Such early measurements are not available by other conventional methods and may provide important information regarding the determination of the course of anti-tumor treatment.

      The potential applications of the SAM assays include the following:

            Assessment of Anti-Cancer Therapy. The Company believes that the SAM assays will yield an early indication of tumor response more quickly and more accurately than current means, because the appearance of IDP in urine is expected to occur before any measurable changes in actual tumor size.

            Heart Attack Assessment. LXR believes that the SAM assays will be able to test for the appearance of IDP in the blood in order to mark the earliest onset of apoptosis following a heart attack and may permit assessment of the degree of cardiac damage in the two to six hours following a heart attack.

            Measurement of Red Blood Cell Production. The Company believes that determination of IDP specifically from red blood cells could provide a direct measurement of the amount of new red blood cell production (which involves apoptosis of the cell nuclei) for conditions involving anemia.

            Profile of Cell Death and Tissue Identification. The Company believes that a profile of total blood IDP can be determined by a tissue-specific SAM assay that would provide physicians with information regarding the relative levels of apoptosis in several tissues and organs.

      FAS. Another area being investigated by LXR scientists relates to Fas. Fas is a cell surface apoptosis-signaling glycoprotein on the surface of many cell types including lymphocytes and cardiac cells. LXR scientists have identified a splice variant of the Fas gene that encodes a soluble form of Fas, termed Fas(delta TM), which appears in vitro to interfere with the mechanism of action responsible for aberrantly high levels of apoptosis in lymphocytes from HIV-infected AIDS patients. LXR is currently evaluating strategies that could lead to a clinical candidate in this area.

PRODUCT DEVELOPMENT PLAN

      LXR's strategy is to focus on the development of therapeutics for the treatment of a variety of apoptosis-related disease conditions. LXR has identified, developed and licensed-in lead compounds targeted at the modulation of apoptosis. These compounds are currently at various stages of preclinical/clinical trials and research and development, with near, medium and long-term target development timelines. The filing of additional IND and IDE applications with the FDA to commence use of compounds in human clinical trials will depend on a number of factors including, but not limited to, the results of the Company's preclinical toxicity and efficacy studies and the availability of sufficient funding. There can be no assurance that the Company will file such applications or begin preclinical or clinical trials on any of these compounds within the Company's targeted time frames, if at all. Although the Company believes that all of these potential products may have commercial value, the Company may choose not to develop some or all of these potential products depending upon the availability of resources, the outcomes of preclinical and clinical trials and the relative progress of the Company's research and development programs.

COMMERCIALIZATION STRATEGY

      Given the broad potential applicability of the Company's technology and product strategies, LXR intends to commercialize its potential products independently as well as in conjunction with corporate partners, depending upon the nature of the product and the market into which it might be sold. The Company intends to seek development partners in areas where clinical development may be protracted. In such a case, the Company would expect to conduct the preclinical research to generate lead compounds suitable for clinical development. Thereafter, in conjunction with selected corporate partners, the Company would be jointly responsible for the clinical development, manufacturing, regulatory approval and marketing of the product. In return, LXR would expect to receive contractor and license fees, royalties or rights to revenue sharing or cooperative marketing of resulting products. The Company also intends to seek parties to license or independently develop certain patented technologies, such as Fas(delta TM) and gingipain for periodontal disease, which the Company is no longer actively pursuing and does not expect to commercialize itself.

      Recognizing that there are substantial challenges associated with direct marketing in the pharmaceutical industry, the Company is considering pursuing direct sales and marketing only in focused markets that are a reasonable size and where a specialty sales and marketing organization can compete effectively. Examples of such markets are cardioplegia and heart transplantation, where therapeutic decisions are controlled by concentrated customers (emergency rooms and organ transplant centers, respectively) and specific prescribers (emergency room specialists and cardiothoracic surgeons). However, certain other product opportunities may address broader markets that will require a substantial commercialization infrastructure. Early product opportunities in these areas will make it likely that LXR will seek sales and marketing partners, especially outside the United States.

      The Company conducts significant research and development activities relating to the following programs: HK-Cardiosol, CP-Cardiosol, LXR015 (Elirex and Lexirin) and LXR023 (Maspin). The Company continues to support Perkin-Elmer's efforts to develop the SLDI technology. The Company conducts limited research and development activities related to Bak, apoptosis drug screening technologies, serum apoptosis marker assays, and Fas(delta TM). Research and development expenses include certain employee salaries, clinical development expenses, cost of acquired technology, laboratory supplies and equipment, professional fees (including certain legal and consulting fees and contract research), research facility payments and related expenditures. Research and development expenses amounted to $5,519,317 and $4,303,661 for the years ended December 31, 1996 and 1995, respectively. No research and development expenses were born by third parties other than the National Institutes of Health, which provided a total of approximately $114,000 in grant funding in the year ended December 31, 1996.

LICENSES AND COLLABORATIVE RESEARCH

      The Company has entered into license agreements and collaborative research arrangements with a number of universities and research institutions. These include the following:

Dana-Farber Cancer Institute

      The Company and Dana-Farber Cancer Institute, a teaching affiliate of the Harvard Medical School, have entered into a license agreement whereby the Company has obtained the exclusive right and license to make, use and sell Maspin for therapeutic purposes. The Company has also obtained certain co-exclusive diagnostic rights. The license pertains to one issued U.S. patent and two pending US patent applications filed as a result of the work of Dr. Ruth Sager. This patent and patent application relate to Maspin and a variety of other genes and their products that are either elevated or suppressed in breast cancer tissues relative to healthy tissue. See "Product Development Programs--Metastatic Cancer Program." The Company believes that Maspin, and possibly other gene products, may be useful in the treatment of metastatic breast cancer. The license to Maspin includes proprietary DNA and protein sequences and novel therapeutic uses thereof. The license also provides the Company with an exclusive option to negotiate a license for the additional proteins covered by the patent and patent application. Additionally, the Company provided $200,000 in funding for sponsored research in 1996, and has the option to acquire an exclusive license for all inventions and discoveries resulting from this research. The license agreement permits the Company to enter into sublicensing agreements, subject to sublicensing and royalty fees, and obligates the Company to diligently pursue commercial development of licensed products, to make certain milestone payments upon completion of a successful mid-point review of Phase III clinical trials and upon product approval in the first of the United States, Japan, Australia, Sweden, the United Kingdom, France or Germany. The license agreement also requires the Company to pay all costs relating to the filing, prosecution and maintenance of patent applications related to Maspin, and to pay a royalty on sales of licensed products. The license agreement terminates upon the expiration of the last to expire of the patents covered thereby. As partial consideration for the license, the Company agreed to pay approximately $10,000 and granted Dana-Farber Cancer Institute a warrant to purchase 5,000 shares of the Company's Common Stock at any time prior to May 6, 1999 at an exercise price per share of $3.15. The license agreement requires the Company to pay a minimum royalty per year beginning 12 months after the completion of successful Phase II clinical trials. So long as the Company diligently pursues the commercial development of licensed products, minimum royalties will be waived until the successful completion of Phase III clinical trials.

Ohio State University

      The Company, through the acquisition of 100% of the outstanding stock of OAI in December 1993, acquired exclusive license rights in three issued patents and related technology developed in the laboratory of LXR's Dr. L. David Tomei while he was a research scientist at Ohio State University. These patents and technology relate to SLDI, a high resolution, high-throughput system that the Company will use to automate certain drug screening programs. See "Product Development Programs--Scanning Laser Digital Imaging Technology" above and "Licenses and Collaborative Research--Perkin-Elmer License Agreement" below. The license agreement obligates the Company to make certain royalty payments to the Ohio State University Research Foundation ("OSURF") upon the sale of any licensed products but not on the sale of any products developed using the technology. The Company began paying minimum royalties to OSURF in 1996.

Perkin-Elmer License Agreement

      In August 1996, the Company and OAI entered into an agreement with The Perkin-Elmer Corporation whereby Perkin-Elmer was granted an exclusive worldwide license to the patents OAI had licensed from Ohio State University related to the SLDI microscope, for life sciences and clinical diagnostic applications, for the life of any of the patent claims. The Company also licensed certain related software, technical information and rights to ongoing technological developments. In connection therewith, Perkin-Elmer agreed to (i) make up to $1.4 million of cash milestone payments to the Company over a three-year period,
(ii) contribute up to $400,000 of equipment to the Company in the future; (iii) make certain royalty payments (which do not include minimums) to the Company on any sales of licensed product and (iv) commit certain funds to the development of products covered by licensed patents. Upon signing of the agreement, Perkin-Elmer paid the Company $300,000 of the cash milestone payments, which was included in the Company's revenues as of December 31, 1996.

Boehringer Mannheim Letter of Intent for Maspin

      In July 1996, the Company entered into a letter of intent with Boehringer Mannheim Corporation to jointly evaluate the development of Maspin for the treatment of cancer (the "Maspin Letter of Intent"). Upon signing the Maspin Letter of Intent, Boehringer agreed to purchase 37,500 shares of the Company's common stock at a price of $4.00 per share (for a total of $150,000). Pursuant to the Maspin Letter of Intent, LXR currently is conducting preclinical efficacy and toxicity studies of Maspin. If the results of the studies are favorable, it is contemplated that Boehringer would purchase additional shares of the Company's common stock at a premium over market price, provide research and development funding to the Company, and commit internal resources to the development of Maspin. In addition, the Company would grant Boehringer an option to acquire an exclusive, worldwide license to the Maspin protein for therapeutic uses. There can be no assurance that the results of the preclinical testing undertaken pursuant to the Maspin Letter of Intent will be successful, that Boehringer will elect to proceed with this project or that the parties will enter into any additional agreements.

University of Tennessee

      In January 1997, the Company entered into a three-year research agreement with the University of Tennessee and the University of Tennessee Research Corporation (together, "University of Tennessee") to support research related to the LPA receptor (the "Tennessee Research Agreement"). The Company agreed to pay $70,000 per year for three years, with the third year of funding contingent upon meeting certain milestones. In connection with the Tennessee Research Agreement, the Company and the University of Tennessee entered into an agreement (the "Tennessee License Agreement") whereby the University of Tennessee granted the Company an exclusive, worldwide license, subject to certain exceptions, to related patent rights and technology. As consideration for the Tennessee License Agreement, the Company agreed to pay a license issue fee, annual license fee and royalties. The license fee was waived in consideration for the Company's research support under the Tennessee Research Agreement.

UAB Research Foundation

    Based on an assessment of the Company's proprietary position with respect to Fas(deltaTM), in March 1997, the Company gave the UAB Research Foundation ("UAB") a 60 day notice of its intention to terminate the Company's agreement with UAB (the "UAB License Agreement"), pursuant to which the Company has an exclusive worldwide license to rights UAB may have to Fas(deltaTM).

Patents and Proprietary Technology

      As of December 31, 1996, the Company owned two issued United States patents, one covering the original Cardiosol technology and one related to Lexirin. In addition, the Company owned five allowed U.S. patent applications related to Lexirin, one pending U.S. patent application related to Elirex, three pending U.S. patent applications relating to improved components of the SLDI technology and two allowed and ten pending U.S. patent applications related to Bak/BPP, Fas(deltaTM) and other research projects. In some cases, the Company also owned multiple corresponding foreign patent applications. Subsequent to December 31, 1996, the Company filed seven U.S. patent applications, two covering improved formulations of Cardiosol, three related to Elirex and two related to Bak/BPP.

      Under license agreements and collaborative research arrangements with a number of universities and research institutions, the Company has obtained exclusive licenses (or options therefor) under five issued United States patents (three relating to SLDI, one relating to Maspin and one relating to gingipain) and twelve pending United States and foreign patent applications, to technology covered in whole or in part by the claims in such patents and pending patent applications. See "Licenses and Collaborative Research." These licenses require the Company to pay royalties on sales, if any, of patented inventions relating to licensed technologies and also require the Company to make certain milestone payments. In some instances, the Company is responsible for the costs relating to patent application filing and prosecution. The Company anticipates that it will continue to obtain licenses from universities and other research institutions where applicable technology complements its research programs.

      The Company intends to seek patent protection aggressively for its potential products and key technologies and their use to modulate apoptosis and treat other disorders. The Company also intends to seek patent protection or rely upon trade secret rights to protect certain other enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. Finally, the Company intends to continue to seek patent protection in areas that complement the Company's existing portfolio and may provide future licensing opportunities for the Company. However, there can be no assurance as to the breadth or the degree of protection that any of the Company's patents, if issued, will afford the Company, that the Company will choose to prosecute to allowance all of its pending patent applications or maintain all of the patents now owned or licensed by the Company, or that the Company will be able to license to others any of the patents or patent applications it owns or has licensed. Subsequent to December 31, 1996, the Company made a strategic decision not to continue to prosecute four pending U.S. patent applications and certain related foreign patent applications either owned by or exclusively licensed to the Company. These included pending patent applications related to Fas(deltaTM), pollen protease, LXR017 (a small molecule drug no longer pursued by the Company) and a diagnostic technology. The Company has also given UAB notice of its intention to terminate the UAB License Agreement related to Fas(deltaTM).

      The Company's success depends on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. A substantial number of patents have been applied for by and issued to other pharmaceutical, biotechnology and biopharmaceutical companies, and other companies may have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company.

      The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. There is a substantial backlog of biotechnology patent applications at the USPTO, and no consistent policy has emerged from the USPTO and the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. Additionally, the USPTO may request data demonstrating efficacy of potential therapeutic agents. The need to provide such data, if required, could delay or adversely affect the Company's ability to obtain patent protection for any of its potential products. There can be no assurance that any patent applications relating to the Company's potential products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to conduct business, or are able to circumvent the Company's patent position. It is possible that other parties have conducted research and made discoveries of compounds or processes that preceded the Company's discoveries, which could prevent the Company from obtaining patent protection of these discoveries. The Company is aware of two cases where other parties have published papers on subjects with respect to which the Company has claims in pending patent applications. In April 1995, the Company and two other scientific groups simultaneously published (in separate articles) the sequence of the Bak gene. In July 1995, a third party published a paper regarding Fas(delta TM). Although the Company believes that the priority dates of its patent applications relating to Bak and Fas(delta TM) are prior to the dates on which these other parties made their discoveries, there can be no assurance of this. Thus, the impact of the work done by these parties and possibly other parties cannot be assessed. Finally, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those under development by the Company, or duplicate any of the Company's products.

      The Company's competitive position is also dependent upon unpatented trade secrets. The Company is developing a substantial database of information concerning its research and development. The Company has taken security measures to protect its data and is in the process of exploring ways to enhance further the security for its data. However, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. In an effort to protect its trade secrets, the Company has a policy of requiring its employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with the Company must be kept confidential, except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships.

      The Company may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology industry expands and more patents are issued, the risk increases that the

Company's potential products may give rise to claims that they infringe the patents of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful.

REGULATORY MATTERS

      Regulation by governmental authorities in the United States, the State of California and other countries will be a significant factor in the production and marketing of any pharmaceutical or diagnostic product or other medical device that may be developed by the Company or a licensee of the Company. The nature of and extent to which such regulation may apply to the Company will vary depending on the nature of any such products. The Company's or its licensees' potential products will require regulatory approval by governmental agencies prior to export/import, labeling, investigation, registration and commercialization. In particular, human medical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, distribution, record keeping and marketing of such products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations will require the expenditure of substantial resources.

      In order to test clinically, produce, market, import or export products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing, a company must file an IND application for drugs or biologics, or an IDE application for a medical device, and receive clearance from the FDA to begin such testing. These applications are a summary of the preclinical studies carried out to characterize the drug or device and its manufacturing process, including toxicity and safety, as well as an in-depth discussion of the human clinical studies that are being proposed.

      The human clinical testing program required for approval by the FDA of an investigational new drug typically involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of patients afflicted with a targeted disease or healthy volunteers to determine the early safety profile, the pattern of drug distribution and metabolism. Phase II clinical trials are conducted with groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosage and expanded evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

      The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. Upon successful completion of clinical testing of a new drug, a company typically submits a New Drug Application ("NDA"), or Product and Establishment License Application ("PLA/ELA") for biological drugs, to the FDA summarizing the results and observations of the drugs during the clinical trials. Based on its review of the NDA or PLA/ELA, the FDA will decide whether or not to approve the drug. This review process usually takes a year or more, and approval may not be granted at all or the Company may be asked to perform additional clinical studies before the FDA can grant approval. As a result, the process of seeking and obtaining approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approvals will be granted on a timely basis, if at all, or that the FDA may not require additional clinical trials.

      Certain products that the Company may pursue, such as HK-Cardiosol for use as a preservation solution in organ transplantation and products based on the SAM technology, are regulated as medical devices. Medical devices may be subject to one of two marketing approval procedures, either a 510(k) pre-market notification or a Pre-Market Approval ("PMA") application. For a 510(k), the Company must demonstrate that its product is "substantially equivalent" in intended use and performance characteristics to a predicate device that is currently marketed under a 510(k) or was marketed before 1976 and is not subject to PMA requirements. A 510(k) frequently requires human clinical data to demonstrate that its performance characteristics are substantially equivalent to those of the predicate device. The Company must therefore perform clinical studies of its products, which may take as long as six months to several years to complete. The criteria for PMA approval are similar to those applied to approval of an NDA for a pharmaceutical product in that the Company would need to submit data from multiple human clinical trials and other data demonstrating that its product is able to safely and effectively diagnose the diseases or conditions that it is intended to diagnose or otherwise safely and effectively perform its specified function. In many cases, the clearance of a 510(k) is a faster process, usually requiring less clinical data than a PMA. However, there can be no assurance that any future potential medical device products that the Company develops will qualify for a 510(k) clearance. It is more likely that PMAs will be required for some or all of the Company's proposed device products.

      Furthermore, use of in vitro diagnostic assays and test systems is regulated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). Under CLIA, diagnostic assays or systems must be classified by complexity level, and use of such diagnostics is limited to those facilities that have been certified or accredited for using diagnostics of the same or higher level of complexity. Successful marketing of the Company's in vitro diagnostic products may depend on the products being certified at specific complexity levels, such as low or moderate complexity versus high complexity. The inability of the Company to obtain lower complexity level designations for its products may impair the successful marketing of the Company's in vitro diagnostic products.

      Once the sale of a product is approved, FDA regulations govern the production process, labeling, promotion and marketing activities. A post-marketing testing, surveillance and reporting program may be required to continuously monitor the product's usage within its intended uses and effects. Product approvals may be withdrawn, or other actions may be ordered by the FDA if compliance with regulatory standards and cleared intended uses are not maintained. Other countries in which any products developed by the Company or its licensees may be marketed impose a similar regulatory process.

      For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs and other medical products. The regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

      Additionally, if the manufacturing facility for a product is located in California, the facility will be subject to registration with and periodic inspection by the Food and Drug branch of the California Department of Health Services.

      The Company's research and development processes involve the controlled use of hazardous and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

      Competition in the field of biotechnology is intense and is expected to increase. Many companies, including biotechnology, pharmaceutical and nutrition companies, are actively engaged in the research and development of products in the Company's targeted areas, including the treatment of heart attack, stroke and metastatic cancers. Additionally, as the importance of apoptosis becomes increasingly recognized, increasing numbers of companies are devoting significant resources to understanding and developing products based on or related to apoptosis. Many of these companies have substantially greater financial, technical and marketing resources than the Company. In addition, unlike the Company, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that their scientists have developed. These institutions may also market competitive commercial products on their own or through joint ventures and compete with the Company in recruiting highly qualified scientific personnel.

      The Company is pursuing areas of product development in a relatively new field in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

HUMAN RESOURCES

      As of December 31, 1996, the Company employed a total of 50 employees, including 46 full-time employees, 16 of whom hold Ph.D. degrees. Most of these employees are actively engaged in research and development activities. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

      In August 1996, the Company amended its lease agreement for laboratory and office space located in Richmond, California, near San Francisco, to add approximately 4,100 square feet and extend the term through 2010. Accordingly, as of December 31, 1996, the Company leases approximately 32,800 square feet of laboratory and office space under a lease terminating June 30, 2010. Monthly rent payments are $24,603 through March 1, 1997, increase to $26,243 through June 30, 2002 and then increase to $32,804 beginning July 1, 2002, through the end of the lease term. The Company believes that these facilities should be sufficient to meet its needs through 1997. In 1997, the Company expects to construct and equip a small GMP manufacturing facility at the Richmond site to produce product for clinical trials. See "Plan of Operations: Research and Development Plans."

ITEM 3.  LEGAL PROCEEDINGS

      The Company and five of its past and present directors and officers are named as defendants in Katz vs. Blech, 95 Civ. 7215 (S.D.N.Y.) ("Katz") and Degulis vs. LXR Biotechnology Inc., et al., 95 Civ. 4204 (S.D.N.Y.) ("Degulis"). One of the five, Mark Germain, the former Chairman of the Company and a former managing director of D. Blech & Company, Incorporated, the underwriter for the Company ("D. Blech & Co."), is named as a defendant in the above two cases and also in In re Blech Securities Litigation, 94 Civ. 7696 (S.D.N.Y.) ("In re Blech"). The Company was previously named as a defendant in In re Blech, but was dismissed by the Court on June 6, 1996.

      All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out of the Company's initial public offering ("IPO") and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the "Securities Act") and Sections 10(b) and 20 of the Securities Exchange Act of 1934, including misrepresentations and omissions in connection with the IPO and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the IPO the leveraged financial condition of the Company's underwriter, D. Blech & Co., and its principal, David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principal market maker for the Company's shares following the IPO, and that D. Blech & Co.'s extended financial commitments would effect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices.

      Under the Company's bylaws, individual agreements, and state law, the Company's current and former directors and officers may have certain rights to indemnification and defense costs in the event they are named in litigation. Four individual defendants in Katz and/or Degulis have submitted claims for indemnity and advancement of defense costs, and the Company has agreed to advance defense costs and indemnify those individuals to the extent permitted by law. In addition, on February 12, 1997, the Company authorized advancement of costs for Mr. Germain's defense in the Katz and Degulis actions (but not In re Blech), subject to an undertaking to repay those amounts in the event it is later determined that he is not entitled to indemnity. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1997 and the termination of the tolling agreement.

      The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage for reasonable attorneys fees in the defense of the four current and former directors and/or officers referenced above, but the carrier has refused to provide indemnity or defense costs for the Company. The Company and the carrier have entered into an allocation agreement whereby 83% of the defense costs related to the Katz and Degulis actions (not including any defense costs incurred by Mr. Germain) will be borne by the carrier, with the remaining 17% to be borne by the Company. The carrier is not obligated to make any payments until a $250,000 deductible (applicable to all covered claims, in the aggregate) under the policy is exhausted. No agreement exists between the Company and the carrier with respect to coverage for Mr. Germain's defense, or for the Company with respect to defense costs incurred in In re Blech prior to its dismissal from that action. The extent to which costs of defending the litigation will ultimately be covered by insurance is not yet known. The extent to which insurance would cover any settlement or judgment has not been determined and may not be determined until the litigation is completed.

      The Company denies any wrongdoing and is defending the above cases vigorously. While an adverse judgment or settlement could have a material adverse effect on the Company, the early stage of the litigation, uncertainty as to whether any material judgment or settlement will result, and the possibility that some portion of any settlement or judgment may be covered by insurance, make it impossible to predict at this time whether the litigation will have a material adverse financial impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

    The names of the executive officers of the Company and certain information about them are set forth below:

    NAME OF EXECUTIVE
    OFFICER                 AGE                 PRINCIPAL OCCUPATION
    -------                 ---                 --------------------
    L. David Tomei           51         Chief Executive Officer

    Donald H. Picker         51         President & Chief Operating Officer

    Mark J. Tomei            40         Chief Financial Officer and Secretary

    Shelli J. Geer           32         Vice President, Finance and
                                        Administration

    Ian C. Bathurst          47         Vice President, Manufacturing & Process
                                        Development

    Michael C. Kiefer        44         Vice President, Molecular Biology

    Samuil R. Umansky        55         Vice President, Molecular Pharmacology

      L. David Tomei, Ph.D. has been Chief Executive Officer of the Company since November 1995 and a director since January 1996. Dr. Tomei was President of the Company from November 1995 until October 1996 and Acting President and Chief Executive Officer of the Company from July 1995 until November 1995. Dr. Tomei served as Executive Vice President, Cell Biology of the Company since September 1992, and was a director of the Company from October 1992 until April 1993. Before joining the Company, Dr. Tomei was a research scientist at Ohio State University from September 1981 until October 1992. Dr. Tomei's research has focused primarily in the area of apoptosis. Dr. Tomei was the first to publish that apoptosis could be blocked by drugs and has edited two books and organized two international scientific conferences on apoptosis. Dr. Tomei has published over 90 scientific articles in the field of biology and optical engineering and has been granted four patents. Dr. Tomei received a B.S. in biology and philosophy from Canisius College, an M.S. in biochemistry from the State University of New York, Roswell Park Memorial Institute Division, and a Ph.D. in biochemical pharmacology from the State University of New York at Buffalo. He is the brother of Mark J. Tomei.

      Donald H. Picker, Ph.D. has been the Company's President and Chief Operating Officer since October 1996. Dr. Picker was Chief Operating Officer of Corvas International, Inc., a biotechnology company, from March 1996 to June 1996. Prior to that, Dr. Picker served as Senior Vice President, Research & Development, at Genta, Inc., an antisense technology company, from November 1991 to February 1996. Dr. Picker also held a senior management position at Johnson Matthey, Inc., a biopharmaceutical company, from 1983 to 1991. Dr. Picker received a B.S. in chemistry from Brooklyn Polytechnic Institute and a Ph.D. in organic chemistry from the State University of New York at Albany. Dr. Picker played a major role in the development of Paraplatin(TM), currently one of the world's leading anti-cancer drugs, and has been involved in bringing many other drugs from the research laboratory into clinical development and to the market,. Dr. Picker has also been involved with filing numerous INDs and running multiple clinical trials of products in different stages of development.

      Mark J. Tomei has been Chief Financial Officer of the Company since April 1993 and Secretary and a director of the Company since September 1992. Mr. Tomei was also Chairman of the Board of Directors of the Company from September 1992 until December 1993, and Chief Operating Officer of the Company from December 1993 until October 1996. Mr. Tomei has been a Senior Vice President of Prudential Securities Inc., an investment banking and brokerage firm, from May 1989 through January 1994. In that capacity, Mr. Tomei has served as a member of an investment team managing a portfolio in excess of $1 billion. Mr. Tomei continues to be employed by Prudential Securities Inc. and acts as a consultant to the Company in his capacity as a director and officer. Mr. Tomei has a B.S. in business administration from the State University of New York at Buffalo. He is the brother of L. David Tomei.

      Shelli J. Geer was appointed the Company's Vice President, Finance and Administration in October 1996. Ms. Geer had been the Company's Controller since September 1994. Prior to joining the Company, Ms. Geer was an accountant with KPMG Peat Marwick LLP since July 1988, most recently as Audit Manager. Ms. Geer received a B.S. in Business Administration from California State University at Chico and is a Certified Public Accountant in the State of California.

      Ian C. Bathurst, Ph.D., was appointed Vice-President of Manufacturing and Process Development and Regulatory and Clinical Affairs Coordinator of the Company in January 1996. From September 1992 to January 1996, Dr. Bathurst served as Director of Protein Chemistry at the Company. Prior to joining the Company, Dr. Bathurst was a Senior Scientist at Chiron from February 1986 until August 1992. During his tenure at Chiron, Dr. Bathurst was instrumental in the production of a number of biopharmaceuticals that were introduced into human clinical trials. Dr. Bathurst has published over 50 scientific articles in the field of clinical protease inhibition, and in the biotechnology and immunology of infectious diseases. Dr. Bathurst received his Ph.D. at the University of London and was Scientific Officer at Christchurch Clinical School of Medicine, New Zealand.

      Michael C. Kiefer, Ph.D., was appointed Vice-President of Molecular Biology of the Company in January 1996. He served as Senior Scientist of the Company from March 1993 to February 1995 and as a Director of Molecular Biology from March 1995 to January 1996. Prior to joining the Company, Dr. Kiefer was a Senior Scientist at Chiron where he worked on the molecular biology of bone growth and differentiation factors and related processes from July 1987 to March 1993. Dr. Kiefer has published over 60 articles in the area of molecular biology. Dr. Kiefer received a B.S. in zoology and a Ph.D. in biochemistry from the University of California at Davis.

      Samuil R. Umansky, M.D., Ph.D., D.Sc., was appointed Vice-President of Molecular Pharmacology in January 1996. From February 1993 to January 1996, he served as Director of Cell Biology. Prior to joining the Company, Dr. Umansky was a professor at the Institute of Biological Physics, the USSR Academy of Science from 1968 to 1993. In 1987, Dr. Umansky was awarded the Soviet State Prize for his work in the field of radiation treatment induced cell death and is recognized internationally for his research on apoptosis. He is a founder of the USSR Radiobiological Society and a member of the Radiological Scientific Council of the USSR Academy of Sciences. Dr. Umansky has published numerous articles in both Soviet and Western journals, including the first description of apoptosis-related DNA fragmentation. Dr. Umansky holds an M.D., a Ph.D., and a Doctorate of Science in radiation biology from the highest committee of Attestation of Scientists, awarded on the basis of his studies at the Institute of Biological Physics, the USSR Academy of Science.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information for Common Stock

      The Company's common stock is traded on the American Stock Exchange. The following table reflects the range of high and low sales prices of the Company's common stock for the four quarters in each of 1995 and 1996. This information is based on closing prices as reported by the American Stock Exchange.

                                              1995
                                       --------------------
                                        HIGH         LOW
                                        ----         ---
             First Quarter..........  $1.125         $0.75
             Second Quarter.........  $2.50          $1.00
             Third Quarter..........  $3.00          $1.5625
             Fourth Quarter.........  $2.1875        $1.25

                                                1996
                                       ---------------------
                                        HIGH         LOW
                                        ----         ---
             First Quarter..........    $7.875       $1.75
             Second Quarter.........    $6.75        $3.75
             Third Quarter..........    $4.3125      $2.125
             Fourth Quarter.........    $2.6875      $2.0625


------------

Recent Sales of Unregistered Securities

      In December 1996, the Company sold 5,201,350 shares of its common stock at a price of $2.00 per share in a private placement. The total offering price was approximately $10.4 million. The Company also issued an additional 534,385 shares of common stock at a price of $1.84 per share and warrants to purchase up to 458,858 shares of common stock at an exercise price of $2.20 per share, to the placement agents as consideration for services rendered in connection with the private placement.

      The shares sold in the private placement were offered and sold to a limited number of domestic and foreign accredited investors without registration under the Securities Act, in reliance upon the exemptions provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated by the Securities and Exchange Commission thereunder. Such shares were also offered and sold in reliance upon exemptions from registration or qualification under certain state securities laws.

      The shares issued in the private placement, the shares issuable upon exercise of the warrants issued to the placement agents and certain other securities of the Company were registered for resale on a registration statement on Form S-3 that was declared effective on February 6, 1997.

Holders

      As of March 6, 1997 there were approximately 304 stockholders of record of the Company's common stock.

Dividends

      The Company has neither declared nor paid cash dividends on its common stock in the past. The Company intends to retain future earnings, if any, for the development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  PLAN OF OPERATIONS

      The following Plan of Operations contains forward looking statements regarding, among other things, product development and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. For a discussion of certain of these risks and uncertainties, please see "Factors Affecting Future Results" below.

LIQUIDITY AND CAPITAL RESOURCES

      During 1996, the Company funded its operations, repaid certain short-term borrowings and paid certain accrued liabilities primarily from approximately $8.6 million in net proceeds from the sale of 7,360,000 shares of the Company's common stock at a price of $1.25 per share in a private placement in January 1996. (See Note 5 of the Consolidated Financial Statements included under Item 8 of this report.) The Company also received approximately $114,000 in government grant revenues and $300,000 in license fee revenue from Perkin-Elmer pursuant to the Perkin-Elmer License Agreement. In addition, the Company sold a Scanning Laser Digital Imaging prototype to Perkin-Elmer for $150,000. However, since the cost of constructing the prototype was included in research and development costs of previous periods, the selling price of the prototype was recorded as a reduction of research and development costs for 1996 rather than revenue.

      In December 1996, the Company sold 5,201,350 shares of common stock in a private placement at a price of $2.00 per share, for net proceeds of approximately $10.1 million. (See Note 5 of the Consolidated Financial Statements included under Item 8 of this report.) The proceeds have been invested in short-term interest bearing investments.

      As of December 31, 1996, the Company's sources of capital consist of approximately (i) $11.5 million in cash, short-term interest bearing investments and a private placement receivable, (ii) interest from investments, (iii) a commitment from Boehringer to purchase $150,000 in shares of common stock pursuant to the Maspin Letter of Intent, and (iv) payments anticipated under the Perkin-Elmer License Agreement. In addition, during 1997 the Company expects to obtain capital lease financing of approximately $700,000 in connection with the construction of the Company's pilot manufacturing facility and to receive approximately $70,000 in grant revenue. The Company believes these resources are sufficient to fund the Company's operations through 1997. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company depleting its funds before that time. See "Factors Affecting Future Results - Future Capital Needs; Uncertainty of Future Funding."

      The Company does not have any committed sources of future equity or debt funding, other than the commitment from Boehringer to purchase $150,000 of additional shares of common stock referred to above. Accordingly, the Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds, beyond 1997. Although the Company is currently expending significant efforts to obtain the additional funding necessary to fund the Company's operations beyond 1997, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT PLANS

      The Company's overall level of research and development expenditures are expected to increase significantly over the next twelve months in order to continue the Company's research and development programs for Cardiosol, Lexirin, Elirex, Maspin, and SLDI, to fund possible clinical trials of Lexirin, HK-Cardiosol and CP-Cardiosol, and to support limited research in areas such as Bak and Fas(deltaTM).

      A final report on the results of the Company's Phase I clinical trial of Lexirin for the suppression of severe diarrhea associated with the pathogenesis of AIDS is expected in the second quarter of 1997. If the results of the study are favorable, the Company intends to request FDA approval to commence a Phase I/II trial for the suppression of diarrhea in AIDS patients and a Phase I/IIa trial for the suppression of chemotherapy induced diarrhea by the end of the third quarter of 1997.

      The Company is focusing its research and development efforts relating to the suppression of apoptosis in the heart on the Cardiosol technology. The Company plans to file an IDE with the FDA to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients by the end of the third quarter of 1997. The Company also plans to file an IND with the FDA to begin clinical studies of CP-Cardiosol as a cardioplegic solution by the end of the third quarter of 1997.

      The Company currently is conducting preclinical studies of Elirex in animals for ischemic heart attack, stroke and liver transplantation. During 1997, the Company expects to evaluate the results of the preclinical data and determine whether to file an IND to commence clinical studies and/or to pursue collaborative partnerships for further research and development of Elirex.

      Pursuant to the Maspin Letter of Intent, the Company and Boehringer currently are conducting preclinical studies to assess the efficacy and toxicity of Maspin. Based on the results of the studies, which are expected in the third quarter of 1997, the Company and Boehringer will determine whether to proceed with further research and development efforts. However, Boehringer has no obligation to proceed with the project.

      The Company expects to continue to support Perkin-Elmer's efforts to develop the SLDI technology.

      The Company plans to seek additional corporate partners for its research and development activities. However, there can be no assurance that the Company will be able to secure any new corporate partner relationships. In addition to the studies mentioned above, the Company expects to fund research at the University of Tennessee relating to lysophosphatidic acid ("LPA") technology during 1997, and may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

      There can be no assurance that the Phase I clinical trial results of Lexirin will be favorable, that the FDA will permit the Company to undertake additional clinical trials of Lexirin or begin clinical trials of HK-Cardiosol or CP-Cardiosol, that the pre-clinical trial results of Elirex or Maspin will support further research and development or the commencement of clinical trials, that the Company will have sufficient funding to conduct additional clinical trials, or that the results of any such clinical trials will be favorable. See "Factors Affecting Future Results - Early Stage of Development; Regulatory and Technological Uncertainties."

      As of December 31, 1996, the Company employed 50 employees, including
46 full-time employees. During 1997, the Company expects to increase its number of employees to approximately 60 to support the Company's increased research and development efforts and expanding manufacturing and clinical trial activities. Subsequent to December 31, 1996, the Company hired a Director of Regulatory Affairs, a Director of Analytical Chemistry and Quality Assurance/Quality Control and an Intellectual Property Attorney. Further increases in employees may occur if the Company undertakes additional clinical studies.

      The Company's capital expenditures increased to approximately $183,000 in 1996 from approximately $55,000 in 1995. The 1996 expenditures were primarily for laboratory equipment, computer equipment and office furniture. In 1996, the Company amended the terms of its laboratory and office lease to extend the term and add approximately 4,100 square feet of space. The additional space is expected to be used for the Company's expanding clinical trial activities and new pilot GMP manufacturing facility for producing materials for clinical trials. During 1997, the Company estimates the total cost of constructing and equipping the new GMP manufacturing facility will be approximately $800,000 to $1,000,000. The Company currently is negotiating a capital lease line for approximately $700,000 to finance a portion of this construction, as well as the purchase of manufacturing and other laboratory equipment related thereto. However, there is no assurance that the lease line will be available to the Company on favorable terms or at all.

                        FACTORS AFFECTING FUTURE RESULTS

EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

      LXR is at an early stage of development. Other than the SLDI microscope, a prototype of which was sold to Perkin-Elmer, all of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of such potential products have been generated to date. Substantially all of the Company's resources have been and for the foreseeable future will continue to be dedicated to the Company's research programs and the development of potential pharmaceutical and medical device products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from these projects. The Company is awaiting final results of a Phase I clinical trial of its Lexirin drug candidate, which began in August 1996. All of the Company's other drug and medical device candidates are in preclinical development. While the Company believes that the results attained to date in such preclinical studies support further research and development of these potential products, results attained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, the Company has not previously met its forecasted schedule for introducing products into clinical trials.

      The potential pharmaceutical products currently under development by the Company will require significant additional research and development and preclinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. The Company's potential pharmaceutical products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that the Company's novel approach to diagnosis and therapy will not be successful; that any or all of the Company's potential pharmaceutical products will be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that the Company's research and development activities will result in any commercially viable pharmaceutical products.

      The Company's product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation, which has not been widely studied. There is, therefore, substantial risk that this approach will not prove to be successful. Moreover, the Company is applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies. Biotechnology is a relatively new field in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      The Company will require substantial additional funds to continue the research and development programs and preclinical and clinical testing of its potential pharmaceutical and medical device products and conduct marketing of any products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the cost of constructing and equipping the Company's pilot manufacturing facility, the cost of purchasing additional capital equipment, and legal expenses incurred in connection with defending certain lawsuits that have been brought against the Company (described above in Item 3). Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through the end of 1997. However, there can be no assurance that unanticipated changes or other events affecting the Company's operating expenses will not result in the expenditure of proceeds before the estimated time.

      The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financings and/or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional funding will be available from any of these sources, or if available, will be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of its lead compounds. If the Company raises additional funds through public or private financings, such financings may result in substantial dilution to the Company's stockholders. In 1996, the Company issued a total of approximately 15 million shares and warrants therefor (or approximately 62% of the Company's total current outstanding stock, assuming all shares underlying warrants and other rights are outstanding) to raise needed funds. If the Company is able to enter into corporate partnerships to obtain funds, such arrangements will require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. Failure to obtain additional funds will have a material adverse effect on the Company's operations.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company has incurred significant operating losses since its inception in 1992. At December 31, 1996, the Company had an accumulated deficit of approximately $23.5 million. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to payments anticipated from Perkin-Elmer under the Perkin-Elmer License Agreement, payments from Boehringer under the Maspin Letter of Intent, revenues from grants currently awarded to the Company and which may be awarded to the Company in the future, payments under research or product development relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future, and interest payments. There can be no assurance, however, that the Company will (i) receive any additional funds under the Perkin-Elmer Agreement, as Perkin-Elmer may terminate such agreement at any time in its discretion, (ii) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current very limited scope, (iii) be able to establish any additional relationships, (iv) enter into any license agreements, or (v) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability successfully to complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. The Company may never achieve significant revenue or profitable operations.

DEPENDENCE ON OTHERS; COLLABORATIONS

      The Company's strategy for the research, development and commercialization of its potential products may require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to those already established, and the Company may therefore be dependent upon the subsequent success of outside parties in performing their responsibilities. For example, the Company has provided Perkin-Elmer with significant exclusive rights to its SLDI product, and is dependent on Perkin-Elmer to satisfactorily commercialize such product so that the Company will receive remuneration for its efforts in this area. There can be no assurance that Perkin-Elmer's efforts to commercialize this product will be successful, or that the Company will receive any such remuneration. There can also be no assurance that the Company will be able to establish additional collaborative arrangements or license agreements to develop and commercialize its potential products, or that any of its collaborative arrangements or license agreements will be successful. Moreover, certain of the collaborative arrangements that the Company may enter into in the future may place responsibility for preclinical testing and human clinical trials and for preparing and submitting applications for regulatory approval for potential products on the collaborative partner. Should a collaborative partner fail to develop or commercialize successfully any potential product to which it has rights, the Company's business may be adversely affected. In addition, there can be no assurance that collaborators will not be pursuing alternative technologies or developing products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by such partners' collaborative programs with the Company.

SHARES ELIGIBLE FOR FUTURE SALE

      As of March 6, 1997, the Company had 21,817,675 shares of common stock outstanding. Pursuant to a registration statement on Form S-3 that became effective on May 8, 1996 (the "1996 Registration Statement"), 10,756,992 of the Company's outstanding shares and 1,079,847 shares issuable upon the exercise of then-outstanding warrants were registered for public resale. In addition, pursuant to a registration statement on Form S-3 that became effective on February 6, 1997 (the "1997 Registration Statement"), 5,810,735 of the Company's then-outstanding shares and 693,895 shares issuable upon exercise of then-outstanding warrants and other rights were registered for public resale. The holders of the shares referred to above may sell such shares publicly at any time in their sole discretion, subject to certain limited exceptions, most notably that approximately 2,160,992 of such shares are subject to the market standoff described below.

      The Company believes that, as of March 6, 1997, a total of approximately 4,216,755 shares have been sold under the 1996 Registration Statement and a total of approximately 85,674 shares have been sold under the 1997 Registration Statement.

      As of March 6, 1997, certain holders of the Company's securities were parties to market standoff agreements with respect to approximately 3,568,065 shares of Common Stock and/or options therefor, whereby they have agreed not to sell any such securities until after February 1, 1998 without the prior written consent of Sunrise Securities Corp. (the "Standoff"). This restriction may be released at any time in the sole discretion of Sunrise Securities Corp.

      The aforementioned 12,265,298 outstanding shares registered but not resold under the 1996 and 1997 Registration Statements as of March 6, 1997 are equal to approximately 50% of the Company's currently outstanding common stock. Since the Company's stock has historically had a low trading volume, the sale of additional shares on the open market under the 1996 and 1997 Registration Statements, upon release of the Standoff or otherwise could have a material adverse effect on the market price of the Company's common stock. Additionally, future sales of the Company's Common Stock by the Company's stockholders under Rule 144 of the Securities Act, or otherwise, could also have a material adverse effect on the price of the Company's common stock.

MANUFACTURING LIMITATIONS

      Although the Company has received general approval from local authorities to undertake manufacturing, it currently does not have the capability to manufacture products under the Good Manufacturing Practices ("GMP") requirements prescribed by the FDA.

      In 1997, the Company expects to construct and equip a pilot manufacturing facility at its Richmond site to manufacture, package, label and distribute products for clinical trials and possibly for limited production of selected commercial products in the future. Once completed, the Company's new manufacturing facility must pass a pre-approval plant inspection before the FDA will issue a pre-market approval or product and establishment license, where applicable, for any investigational or commercial product. The Company will also be required to obtain a license from the State of California, which license will be issued only if the Company is in compliance with GMP regulations and has a qualified person supervising the facility, as determined by an inspection conducted by the State of California.

      The Company has no experience in designing, constructing and equipping a manufacturing facility or in manufacturing pharmaceutical products or medical devices in clinical quantities or for commercial purposes. There can be no assurance that the pilot manufacturing facility will be completed on schedule or within budget or that, once completed, the facility will be in compliance with the FDA, State of California and local regulations. Also, there can be no assurance that the Company will be able to manufacture any products consistent with the Company's specifications and in continuing compliance with the GMP regulations or in a commercially cost-effective manner. If the Company is unable to manufacture in compliance with GMPs or contract for a sufficient supply of its potential products on acceptable terms, the Company's preclinical and human clinical testing schedule may be delayed, resulting in delayed submission of products for premarket regulatory approval and initiation of new development programs. Also, the Company may not be able to commercialize its products as planned. Such results would have a material adverse effect on the Company.

      Even if the Company is successful in independently producing some of its potential products for clinical trials and/or limited commercial distribution, the Company also expects to establish arrangements with contract manufacturers to supply sufficient quantities of other products for clinical trials as well as to manufacture, package, label and distribute finished products if other such potential products are approved for commercialization. If the Company chooses to contract for manufacturing services for a product for any reason and encounters delays or difficulties in establishing relationships with manufacturers, market introduction and subsequent sales of such product would be adversely affected. Moreover, contract manufacturers that the Company may use must be in compliance with the FDA GMP regulations and other applicable state and local regulatory requirements. Contract manufacturers are subject to similar risks regarding delays or difficulties encountered in manufacturing any such products as described for the Company above. The Company's potential dependence upon third parties to manufacture and distribute its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 through F-26 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The section entitled "Proposal No. 1 - Election of Directors" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

      Certain information with respect to the executive officers of the Company is incorporated herein by reference from Item 4A of this Report appearing on page 27.

      The section entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders sets forth the information concerning compliance by officers, directors and 10% stockholders of the Company with Section 16 of the Exchange Act and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section entitled "Certain Transactions" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Company and its directors, officers and principal stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

      The following exhibits are attached hereto or incorporated herein by reference:

    Exhibit
    Number  Title
    ------  -----
      3.01  Company's Certificate of Incorporation. (Incorporated by reference to Exhibit Number 3.01 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1996)

      3.02 Company's Bylaws. (Incorporated by reference to Exhibit Number 3.02 to the Company's Registration Statement on Form S-1 (File No.
            33-72814) declared effective by the Securities and Exchange
            Commission on May 6, 1994 (the "Form S-1"))

      3.03  Amendment to the Company's Certificate of Incorporation.
            (Incorporated by reference to Exhibit Number 3.03 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

      4.01  Form of Specimen Certificate for Company's Common Stock.
            (Incorporated by reference to Exhibit Number 4.01 to the Form S-1)

     *10.01 1993 Stock Option Plan, as amended to date, and related Stock
            Option Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.01 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1996)

     *10.02 1993 Directors' Stock Option Plan and related Stock Option
            Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

      10.03 Sublease for Building C of Marina Bay Business Park, 1401 Marina Way
            South, Richmond, California 94804 dated August 19, 1993 between the
            Company and Quick Response Services, Inc. (Incorporated by reference to Exhibit Number 10.03 to the Form S-1)

      10.04 Owner Consent and Agreement among the Company, Schooner Drive
            Associates and Quick Response Services, Inc. (Incorporated by reference to Exhibit Number 10.04 to the Form S-1)

     *10.05 Form of Indemnification Agreement entered or to be entered into between the Company and each of the Company's officers and directors. (Incorporated by reference to Exhibit Number 10.05 to the Form S-1)

    Exhibit
    Number  Title
    ------  -----
     *10.06 Form of Employment and Proprietary Information Agreement as entered into between the Company and each of L. Scott Minick, Mark J. Tomei,
            Philip J. Barr, Ph.D., and L. David Tomei, Ph.D. (Incorporated by
            reference to Exhibit Number 10.06 to the Form S-1)

      10.07 Master Lease Agreement dated May 26, 1993 and Equipment Financing
            Agreement dated May 26, 1993, both between the Company and Lease
            Management Services, Inc., and related documents. (Incorporated by reference to Exhibit Number 10.08 to the Form S-1)

      10.08 Series A Preferred Stock Purchase Agreement dated February 19, 1993 between the Company and certain of its stockholders, as amended.
            (Incorporated by reference to Exhibit Number 10.09 to the Form S-1)

      10.09 Investors Rights Agreement dated February 19, 1993 between the
            Company and certain of its stockholders, as amended. (Incorporated by reference to Exhibit Number 10.10 to Amendment No. 1 to the Form
            S-1 filed with the Securities and Exchange Commission on December
            22, 1993)

      10.10 Letter agreement dated January 20, 1993 between the Company and D.
            Blech & Company, Incorporated (the "Underwriter") regarding the
            Company's retention of the Underwriter as a consultant.
            (Incorporated by reference to Exhibit Number 10.11 to the Form S-1)

      10.11 Letter agreement dated January 22, 1993 and letter agreement dated
            May 20, 1993, between the Company and David Blech, regarding (i) the sale of equity securities to designees of David Blech, (ii) composition of the Company's Board of Directors and (iii) future financing of the Registrant. (Incorporated by reference to Exhibit
            Number 10.12 to the Form S-1)

      10.12 License Agreement dated August 16, 1991, and amended May 18, 1993 and November 29, 1993, among Optical Analytic, Inc., The Ohio State
            Research Foundation and The Ohio State University, and related documents. (Incorporated by reference to Exhibit Number 10.14 to the Form S-1)

    **10.13 License Agreement dated June 1, 1993 between the Company and the
            University of Georgia Research Foundation, Inc. (Incorporated by reference to Exhibit Number 10.15 to the Form S-1)

    **10.14 License Agreement dated June 1, 1993 between the Company and the
            University of Georgia Research Foundation, Inc. (Incorporated by reference to Exhibit Number 10.16 to the Form S-1)

    Exhibit
    Number  Title
    ------  -----
    **10.15 Licensing Agreement dated June 15, 1993 between the Company and
            Dana-Farber Cancer Institute. (Incorporated by reference to Exhibit
            Number 10.17 to the Form S-1)

    **10.16 Research Support Agreement dated November 1, 1993 between the
            Company and Dana Farber Cancer Institute. (Incorporated by reference to Exhibit Number 10.18 to the Form S-1)

    **10.17 Licensing Agreement dated June 21, 1994 between the Company and
            UAB Research Foundation. (Incorporated by reference to Exhibit
            Number 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

      10.18 Agreement for Purchase and Sale of Shares dated November 29, 1993 among the Company and William K. Root, F. David Resch and James M.
            McCormick. (Incorporated by reference to Exhibit Number 10.20 to the Form S-1)

      10.19 Agreement for Purchase and Sale of Shares dated November 29, 1993 between the Company and L. David Tomei. (Incorporated by reference to Exhibit Number 10.21 to the Form S-1)

      10.20 Agreement for Purchase and Sale of Shares dated December 7, 1993 between the Company and Gregory J. Bergman. (Incorporated by reference to Exhibit Number 10.22 to the Form S-1)

      10.21 Agreement Between Owner and Design/Builder dated September 15, 1993 between the Company and Devcon Inc. (Incorporated by reference to Exhibit Number 10.23 to the Form S-1)

      10.22 Form of Warrant Agreement among the Company and the Underwriter.
            (Incorporated by reference to Exhibit Number 10.24 to the Form S-1)

      10.23 Form of Indemnity Agreement among the Company, Shoenberg, Hieber
            Inc. and the Underwriter. (Incorporated by reference to Exhibit
            Number 10.29 to Amendment No. 5 to the Form S-1)

      10.24 Warrant Agreement between the Company and Dana Farber Cancer
            Institute. (Incorporated by reference to Exhibit Number 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1994)

      10.25 Sales Agency Agreement dated December 31, 1995 between the Company and Sunrise Securities Corp. (Incorporated by reference to Exhibit
            Number 1.02 to the Company's Current Report on Form 8-K dated
            January 9, 1996 (the "January 1996 Form 8-K"))

    Exhibit
    Number  Title
    ------  -----
      10.26 Share Purchase Warrant of the Company. (Incorporated by reference to
            Exhibit Number 4.02 to the January 1996 Form 8-K)

      10.27 Registration Rights Agreement dated January 9, 1996. (Incorporated by reference to Exhibit Number 4.03 to the January 1996 Form 8-K)

      10.28 Registration Rights Agreement dated January 9, 1996 between the
            Company and Biotechnology Investment Group L.L.C. (Incorporated by reference to Exhibit Number 10.28 to the Company's Annual Report on
            Form 10-KSB for the year ended December 31, 1995)

      10.29 First Amendment to Sublease for Building C of Marina Bay Business
            Park, 1401 Marina Way South, Richmond, California 94804 dated August
            5, 1996 between the Company and Marina Westshore Partners.
            (Incorporated by reference to Exhibit Number 10.29 to the Company's
            Quarterly Report on Form 10-QSB for the quarter ended September 30,
            1996 (the "September 1996 Form 10-QSB"))

      10.30 Patent and Technology Transfer and Stock Purchase Agreement dated as of August 8, 1996 among the Company, Geoffrey M. Collins and Winston
            M. Wicomb. (Incorporated by reference to Exhibit Number 10.30 to the
            September 1996 Form 10-QSB)

      10.31 Amendment effective as of July 10, 1996 to the License Agreement among Optical Analytic, Inc., The Ohio State Research Foundation and
            The Ohio State University. (Incorporated by reference to Exhibit
            Number 10.31 to the September 1996 Form 10-QSB)

      10.32 Amendment effective as of August 27, 1996 to the License Agreement among Optical Analytic Inc., The Ohio State Research Foundation and
            The Ohio State University. (Incorporated by reference to Exhibit
            Number 10.32 to the September 1996 Form 10-QSB)

    **10.33 License Agreement among the Company, on behalf of itself and Optical Analytic, Inc., its wholly owned subsidiary, and The
            Perkin-Elmer Corporation, dated as of August 29, 1996. (Incorporated by reference to Exhibit Number 10.33 to the September 1996 Form
            10-QSB)

     *10.34 President and Chief Operating Officer Letter Agreement dated
            September 24, 1996. (Incorporated by reference to Exhibit Number
            10.34 to the September 1996 Form 10-QSB)

    Exhibit
    Number  Title
    ------  -----
      10.35 Sales Agency Agreement dated December 11, 1996 between the Company and Sunrise Securities Corp. (Incorporated by reference to Exhibit
            No. 1.03 to the Company's Current Report on Form 8-K dated January
            31, 1997 (the "January 1997 Form 8-K"))

      10.36 Form of Share Purchase Warrant of the Company (Incorporated by reference to Exhibit No. 4.04 to the January 1997 Form 8-K)

      10.37 Form of Registration Rights Agreement dated December 11, 1996.
            (Incorporated by reference to Exhibit No. 4.05 to the January 1997
            Form 8-K)

      10.37 Form of Registration Rights Agreement dated December 12, 1996.
            (Incorporated by reference to Exhibit No. 4.06 to the January 1997
            Form 8-K)

      11.01 Statement regarding computation of net loss per share.

      21.01 Subsidiaries of the Company. (Incorporated by reference to Exhibit
            Number 21.01 to the Form S-1)

      23.01 Consent of KPMG Peat Marwick LLP, Independent Auditors.

      27.01 Financial Data Schedule.

*     Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted with respect to certain portions of this document.


(b)  Reports on Form 8-K.

      On December 16, 1996, the Company filed a report on Form 8-K reporting the first closing of its December 1996 private placement.

      With the exception of the information incorporated herein by reference to the Company's proxy statement for the 1997 annual meeting of stockholders in Items 9, 10, 11 and 12 of Part III, the Proxy Statement is not deemed to be filed with this Report.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
Independent Auditors' Report                                            F-2
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Stockholders' Equity (Deficit)               F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-8



                                      -F1-

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
LXR Biotechnology Inc.:


We have audited the accompanying consolidated balance sheets of LXR Biotechnology Inc. and subsidiary (the Company), a development stage enterprise, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from April 20, 1992 (date of incorporation) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LXR Biotechnology Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from April 20, 1992 (date of incorporation) through December 31, 1996, in conformity with generally accepted accounting principles.




San Francisco, California
February 26, 1997

                    LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                         Consolidated Balance Sheets

                          December 31, 1996 and 1995


               Assets                                  1996           1995
               ------                                  ----           ----
Current assets:
   Cash and cash equivalents                       $ 10,217,203  $    68,245
   Prepaid expenses                                      98,881      183,691
   Private placement receivable                       1,278,700           --
   Other receivables                                     39,500       33,355
                                                     ----------   ----------

         Total current assets                        11,634,284      285,291

Equipment and leasehold improvements, net               592,093      890,468
Notes receivable from related parties                   160,000           --
Deposits and other assets                                32,315      232,138
                                                     ----------    ---------

         Total assets                              $ 12,418,692   $1,407,897
                                                     ==========   ==========

   Liabilities and Stockholders' Equity
---------------------------------------
(Deficit)
---------

Current liabilities:
   Accounts payable                                 $   324,606  $   422,255
   Accrued expenses                                     584,049      403,157
   Deferred rent obligation                             259,975      160,076
   Short-term borrowings from related parties                --      600,000
   Short-term portion of obligations under
     capital leases                                          --      223,420
                                                    -----------  -----------
         Total current liabilities                    1,168,630    1,808,908

Obligations under capital leases, excluding
  short-term portion                                                      --
                                                                     183,540
                                                      ---------    ---------
         Total liabilities                            1,168,630    1,992,448
                                                      ---------    ---------

Commitments and contingencies (notes 4, 5, 10,
   11, 13, 14, and 16)

Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000,000
     shares authorized; none issued or
     outstanding                                             --           --
   Common stock, $0.0001 par value; 45,000,000
     shares authorized; 21,924,687 and
     7,725,403 shares issued and outstanding in
     1996 and 1995, respectively                          2,163          773
   Common stock subscribed; 187,500 shares in
      1996 and none in 1995                                  19           --
   Additional paid-in capital                        34,778,774   15,396,249
   Notes receivable from stockholders                        --      (79,000)
   Deficit accumulated during the development
     stage                                          (23,515,719) (15,892,720)
   Treasury stock, at cost; 182,012 and 128,978
     shares in 1996 and 1995, respectively              (15,175)      (9,853)
                                                      ---------   ----------

         Total stockholders' equity (deficit)        11,250,062     (584,551)
                                                      ---------   ----------
         Total liabilities and stockholders'
           equity (deficit)                        $ 12,418,692  $ 1,407,897
                                                     ==========   ==========





See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                               April 20, 1992
                                                                                  (date of
                                                 Years ended                   incorporation)
                                                 December 31,                      through
                                  ------------------------------------------     December 31,
                                        1996          1995            1994          1996
Revenues:
   Grant revenue                  $    114,396    $      --      $      --      $    114,396
   License fee revenue                 300,000           --             --           300,000
                                  ------------    -----------    -----------    ------------

         Total revenues                414,396           --             --           414,396
                                  ------------    -----------    -----------    ------------

Research and development             5,519,317      4,303,661      4,254,635      16,908,707
General and administrative           2,702,390      2,012,017      1,767,340       7,267,444
                                  ------------    -----------    -----------    ------------

         Total expenses              8,221,707      6,315,678      6,021,975      24,176,151
                                  ------------    -----------    -----------    ------------

         Loss from operations       (7,807,311)    (6,315,678)    (6,021,975)    (23,761,755)
                                  ------------    -----------    -----------    ------------


Interest income, net:
   Interest income                     244,476         89,127        265,231         605,458
   Interest expense                    (58,564)       (88,596)      (155,997)       (354,617)
                                  ------------    -----------    -----------    ------------

         Interest income, net          185,912            531        109,234         250,841
                                  ------------    -----------    -----------    ------------

         Loss before income
           taxes                    (7,621,399)    (6,315,147)    (5,912,741)    (23,510,914)

Income taxes                             1,600            800            800           4,800
                                  ------------    -----------    -----------    ------------


         Net loss                 $ (7,622,999)   $(6,315,947)   $(5,913,541)   $(23,515,714)
                                  ============    ===========    ===========    ============

Net loss per share                $       (.48)  $       (.84)   $      (.94)
                                  ============   ============    ============

Weighted average shares used to
   compute net loss per share       15,815,495      7,513,541      6,267,407
                                  ============   ============    ============

See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Consolidated Statements of Stockholders' Equity (Deficit)

        April 20, 1992 (date of incorporation) through December 31, 1996




                                                                                      Common stock
                                           Preferred stock          Common stock       Subscribed                      Notes
                                         -------------------       --------------     -------------     Additional  receivable
                                         Shares                    Shares                                 paid-in      from
                                         Issued       Amount       Issued  Amount    Shares    Amount     capital  stockholders
                                         ------       ------       ------  ------    ------    ------     -------  ------------
Issuance of common stock                    --      $    --       758,333  $   76       --     $  --     $113,674    $(91,000)
Issuance of Series A preferred stock   1,059,000       10,590        --        --       --        --      518,910          --
Net loss                                    --           --          --        --       --        --           --          --
                                       ---------    --------    ---------  ------    -----     -----     --------     --------

Balances as of December 31, 1992       1,059,000       10,590     758,333      76       --        --      632,584     (91,000)
Issuance of Series A preferred stock     191,000        1,910        --        --       --        --       93,590          --
Issuance of 2% common stock dividend        --           --        15,167       1       --        --            4          --
Conversion of Series A preferred
   stock to common stock              (1,250,000)     (12,500)    625,000      63       --        --       12,437          --
Issuance of common stock per
   agreement with D. Blech and
   others                                   --           --     2,000,000     200       --        --          400          --
Issuance of common stock                    --           --       551,650      55       --        --       16,495     (16,385)
Forgiveness of notes receivable
   from stockholders                        --           --          --        --       --        --           --      16,385
Issuance of stock warrants                  --           --          --        --       --        --       10,500          --
Net loss                                    --           --          --        --       --        --           --          --
                                       ---------    --------    ---------  ------    -----     -----     --------     --------

Balances as of December 31, 1993            --           --     3,950,150     395       --        --      766,010     (91,000)
Issuance of common stock                    --           --     2,875,000     288       --        --   10,921,607          --
Conversion of note payable to D
   Blech and others into common
   stock                                    --           --       798,778      80       --        --    3,594,420          --
Payment of notes receivable and
   repurchase of common stock               --           --          --        --       --        --           --      10,743

Net loss                                    --           --          --        --       --        --           --          --
                                       ---------    --------    ---------  ------    -----     -----     --------     --------

Balances as of December 31, 1994            --           --     7,623,928     763       --        --   15,282,037     (80,257)
Issuance of common stock                    --           --       100,000      10       --        --      114,168          --
Payment of notes receivable                 --           --          --        --       --        --           --       1,257
Stock options exercised                     --           --         1,475      --       --        --           44          --
Net loss                                    --           --          --        --       --        --           --          --
                                       ---------    --------    ---------  ------    -----     -----     --------     --------

Balances as of December 31, 1995            --           --     7,725,403     773       --        --   15,396,249     (79,000)
Private placement of common stock
   (net of issuance costs)                  --           --     8,096,000     810       --        --    8,630,157          --
Stock options exercised                     --           --        10,169       1       --        --        1,798          --
Repurchase of common stock                  --           --          --        --       --        --           --       3,812
Warrant exercised                           --           --       319,880       1       --        --       19,504          --

Acquisition of Cardiosol technology         --           --        37,500       4  187,500         19      576,540         --
Issuance of warrant                         --           --          --        --       --         --        6,572         --

Cancellation of notes receivable
   from stockholders                        --           --          --        --       --         --           --     75,188
Private placement of common stock
   (net of issuance costs)                  --           --     5,735,735     574       --         --   10,116,079         --
Stock options granted                       --           --          --        --       --         --       31,875         --
Net loss                                    --           --          --        --       --         --           --         --
                                       ---------    --------    ---------  ------    -----     -----     --------     --------

Balances as of December 31, 1996            --      $    --    21,924,687  $2,163  187,500     $   19  $34,778,774    $    --
                                       =========    ========   ==========  ======  =======     ======  ===========    ========




































                                                       Deficit                                           Total
                                                      accumulated             Treasury Stock             stock-
                                                      during the          ----------------------         holders'
                                                      development            Shares                       equity
                                                        stage             repurchased     Amount         (deficit)
                                                   --------------         -----------     ------         ---------
Issuance of common stock                           $        --                    --    $     --     $     22,750
Issuance of Series A preferred stock                        --                    --          --          529,500
Net loss                                              (222,213)                   --          --         (222,213)
                                                   -----------            ----------    --------      -----------

Balances as of December 31, 1992                      (222,213)                   --          --          330,037
Issuance of Series A preferred stock                        --                    --          --           95,500
Issuance of 2% common stock dividend                        (5)                   --          --             --
Conversion of Series A preferred
   stock to common stock                                    --                    --          --
Issuance of common stock per
   agreement with D. Blech and
   others                                                   --                    --          --              600
Issuance of common stock                                    --                    --          --              165
Forgiveness of notes receivable
   from stockholders                                        --                    --          --           16,385
Issuance of stock warrants                                  --                    --          --           10,500
Net loss                                            (3,441,014)                   --          --       (3,441,014)
                                                   -----------            ----------    --------      -----------

Balances as of December 31, 1993                    (3,663,232)                   --          --       (2,987,827)
Issuance of common stock                                    --                    --          --       10,921,895
Conversion of note payable to D
   Blech and others into common
   stock                                                    --                    --          --        3,594,500
Payment of notes receivable and
   repurchase of common stock                               --              (128,978)     (9,853)             890

Net loss                                            (5,913,541)                   --          --       (5,913,541)
                                                   -----------            ----------    --------      -----------

Balances as of December 31, 1994                    (9,576,773)             (128,978)     (9,853)       5,615,917
Issuance of common stock                                    --                    --          --          114,178
Payment of notes receivable                                 --                    --          --            1,257
Stock options exercised                                     --                    --          --               44
Net loss                                            (6,315,947)                   --          --       (6,315,947)
                                                   -----------            ----------    --------      -----------

Balances as of December 31, 1995                   (15,892,720)             (128,978)     (9,853)        (584,551)
Private placement of common stock
   (net of issuance costs)                                  --                    --          --        8,630,967
Stock options exercised                                     --                    --          --            1,799
Repurchase of common stock                                  --               (53,034)     (5,322)          (1,510)
Warrant exercised                                           --                    --          --           19,505

Acquisition of Cardiosol technology                         --                    --          --          576,563
Issuance of warrant                                         --                    --          --            6,572

Cancellation of notes receivable
   from stockholders                                        --                    --          --           75,188
Private placement of common stock
   (net of issuance costs)                                  --                    --          --       10,116,653
Stock options granted                                       --                    --          --           31,875
Net loss                                            (7,622,999)                   --          --       (7,622,999)
                                                   -----------            ----------    --------      -----------

Balances as of December 31, 1996                  $(23,515,719)             (182,012)  $ (15,175)    $ 11,250,062
                                                  ============            ==========   =========     ============




          See accompanying notes to consolidated financial statements.

                        LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                           (A Development Stage Enterprise)

                        Consolidated Statements of Cash Flows



                                                                                    April 20, 1992
                                                                                        (date of
                                                       Years ended                   incorporation)
                                                        December 31,                     through
                                        ------------------------------------------     December 31,
                                             1996           1995           1994            1996
                                        ------------    -----------    ------------    ------------
Cash flows from operating activities:
  Net loss                              $ (7,622,999)   $(6,315,947)   $ (5,913,541)   $(23,515,714)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation                            275,140        291,181         255,693         909,852
     Amortization                            215,029        248,861         245,576         760,526
     Amortization of discount on
     investments                                --          (22,568)        (67,282)        (89,850)
     Loss on disposal of assets                 --             --              --             4,076
     Cancellation of notes
     receivable from stockholders             75,188           --              --            91,573
     Cost of acquired research and
      development related to OAI
      acquisition in exchange for
      note receivable                           --             --              --           106,111
     Cost of acquired technology
      related to Cardiosol in
      exchange for common stock              576,563           --              --           576,563
     Stock warrant obligation
      incurred as partial
      consideration for consulting
      services                                 6,572           --              --             6,572
     Stock warrant issued as
      partial consideration for
      licensing agreement                       --             --              --            10,500
     Stock options granted                    31,875           --              --            31,875
     Changes in operating assets
     and liabilities:
      Prepaid expenses and other
     receivables                              78,665        (32,666)        164,953        (137,751)
      Deposits and other assets              190,823           --          (170,921)        (71,945)
      Accounts payable                       (97,649)       199,793        (572,656)        324,606
      Accrued expenses and deferred
     rent obligation                         280,791        156,775        (264,992)        844,024
                                        ------------    -----------    ------------    ------------

        Net cash used in operating
     activities                           (5,990,002)    (5,474,571)     (6,323,170)    (20,148,982)
                                        ------------    -----------    ------------    ------------

Cash flows from investing activities:
  Purchase of investments                       --             --        (3,910,150)     (3,910,150)
  Purchase of equipment and
  leasehold improvements                    (182,794)       (55,045)       (285,774)     (1,451,034)
  Proceeds from maturity of
  investments                                   --        3,000,000       1,000,000       4,000,000
  Loans to related parties                  (160,000)          --              --          (160,000)
                                        ------------    -----------    ------------    ------------

        Net cash provided by (used
         in) investing activities           (342,794)     2,944,955      (3,195,924)     (1,521,184)
                                        ------------    -----------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from sale of common
  stock                                   17,468,920        114,178      10,921,895      29,153,508
  Proceeds from notes payable to
  related parties                               --          600,000       1,434,500       4,694,500
  Proceeds from line of credit                  --             --           375,000         375,000
  Repayment of notes payable and
  line of credit                            (600,000)          --          (981,111)     (1,581,111)
  Principal payments for
  obligations under capital lease           (406,960)      (189,282)       (160,416)       (776,513)
  Payments received for notes
   receivable from stockholders                 --            1,257             890           2,147
  Net proceeds from exercise of
  stock options                                1,799             44            --             1,843
  Repurchase of common stock                  (1,510)          --              --            (1,510)
  Proceeds from exercise of warrants          19,505           --              --            19,505
                                        ------------    -----------    ------------    ------------

      Net cash provided by
  financing activities                    16,481,754        526,197      11,590,758      31,887,369
                                        ------------    -----------    ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                        10,148,958     (2,003,419)      2,071,664      10,217,203

Cash and cash equivalents at
  beginning of period                         68,245      2,071,664            --              --
                                        ------------    -----------    ------------    ------------

Cash and cash equivalents at end of
  period                                $ 10,217,203    $    68,245    $  2,071,664    $ 10,217,203
                                        ============    ===========    ============    ============






                                                                     (Continued)

                        LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                           (A Development Stage Enterprise)

                   Consolidated Statements of Cash Flows, Continued




                                                                                 April 20, 1992
                                                                                     (date of
                                                            Years ended           incorporation)
                                                            December 31,             through
                                                -------------------------------     December 31,
                                                   1996        1995        1994        1996
                                                   ----        ----        ----        ----
Supplemental cash flow information:
  Cash paid for income taxes                    $     1,600   $ 1,000   $      800   $    4,200
                                                ===========   =======   ==========   ==========

  Cash paid for interest                        $    68,890   $78,270   $  199,170   $  355,139
                                                ===========   =======   ==========   ==========

  Noncash investing and financing activities:

   Common stock issued in exchange
     for notes receivable from
     stockholders                               $        --   $    --   $       --   $  107,385
                                                ===========   =======   ==========   ==========

   Equipment purchased under
   capital lease obligation                     $        --   $    --   $  339,645   $  855,022
                                                ===========   =======   ==========   ==========

   Stock dividend                               $        --   $    --   $       --   $        5
                                                ===========   =======   ==========   ==========

   Common stock issued in exchange
     for note payable to D. Blech
     and others                                 $        --   $    --   $3,594,500   $3,594,500
                                                ===========   =======   ==========   ==========

   Repurchase of common stock in
     exchange for notes receivable
     from stockholders                          $     3,812   $    --   $    9,853   $   13,665
                                                ===========   =======   ==========   ==========

   Receivable for common stock
     issued in Private Placement                $ 1,278,700   $    --   $       --   $1,278,700
                                                ===========   =======   ==========   ==========


          See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995, and 1994



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations

     LXR Biotechnology Inc. (the Company) is a biopharmaceutical company developing novel classes of therapeutics to treat diseases by controlling the process of programmed cell death known as apoptosis. The initial targets of the Company's therapeutic research and development program are ischemic organ damage, heart disease, gastrointestinal dysfunction, breast cancer, and immunosuppression-related diseases. The Company was founded and incorporated in Delaware in April 1992.

     The Company commenced operations in September 1992 and since that time has been engaged principally in organizational activities, obtaining financing, acquiring technology, research and development of therapeutics and apoptosis screening assays, and commencing clinical trials.

     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. All of the Company's potential pharmaceutical products are currently in research and development, and no revenues from the sale of pharmaceutical products have been generated to date. There can be no assurance that the Company will be able to develop, manufacture, or market a commercial product from these projects. In addition, there can be no assurance that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products it may develop.

     Cash and Cash Equivalents

     Cash equivalents at December 31, 1996 and 1995 represent funds held in money market accounts.

     Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Furniture, fixtures, and office equipment are depreciated by the straight-line method over the five year estimated useful life of the assets. Computer and laboratory equipment are depreciated by the straight-line method over the three year estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvement. Equipment under capital lease is stated at the estimated present value of minimum lease payments and amortized over the shorter of the lease term or the useful life of the asset.

     Fair Value of Financial Instruments

     Financial assets and liabilities have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash and cash equivalents, private placement receivable, and short-term borrowings from related parties approximate fair value because of their short-term nature. The fair market values of the notes receivable from related parties, notes receivable from stockholders and other receivables are not readily determinable due to their related party nature.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



 (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Research and Development

     All research and development costs are expensed as incurred and include salaries and expenses related to employees who conduct research and development. Costs related to the acquisition of technology rights and patents, for which development work is in process, are expensed and considered a component of research and development costs.

     Income Taxes

     The Company accounts for income taxes under the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes, with deferred income tax assets and liabilities recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Deferred tax assets are recognized for deductible temporary differences, with a valuation allowance established against the resulting assets to the extent it is more likely than not that the related tax benefit will not be realized.

     Net Loss Per Share

     Net loss per share has been computed using the weighted average number of common shares, common stock subscribed and common equivalent shares outstanding during each period presented. Common stock equivalents, consisting of stock options and warrants, are excluded from the Company's net loss per share computation when the effect would be antidilutive.

     Stock Option Plans

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements





(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI). All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

(2)  PRIVATE PLACEMENT RECEIVABLE

     The private placement receivable represents a portion of the proceeds from the December Private Placement (note 5) which were held in a designated escrow account at December 31, 1996, pursuant to legally binding contracts between the Company and purchasers of common stock effective as of December 31, 1996. These proceeds were not transferred to the Company's account until January 1997. All stock related to the proceeds had been issued and was outstanding as of December 31, 1996.

 (3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following:

                                                            December 31,
                                                     --------------------------
                                                          1996        1995
                                                     -----------    -----------
         Laboratory equipment                        $ 1,075,033    $   970,544
         Computer equipment                              147,013        101,240
         Furniture and fixtures                          480,736        459,549
         Leasehold improvements                          519,833        508,488
                                                     -----------    -----------

                                                       2,222,615      2,039,821
         Accumulated depreciation and amortization    (1,630,522)    (1,149,353)
                                                     -----------    -----------

         Equipment and leasehold improvements, net   $   592,093    $   890,468
                                                     ===========    ===========




                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements





 (3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS, CONTINUED

     Depreciation and amortization expense amounted to approximately $481,000, $531,000 and $492,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

 (4) LEASES

     As of December 31, 1996, there are no assets under capital lease. As of December 31, 1995, the Company had ten noncancelable capital leases for furniture and laboratory equipment with an interest rate of 15.3% per annum and guaranteed by a deposit amounting to $194,128. In November 1996, the Company paid off the balance due on the lease line of approximately $217,000 using the lease line deposit and accrued interest.

     As of December 31, 1996 and 1995, the gross amounts of furniture and laboratory equipment and related accumulated amortization recorded under these capital leases were as follows:

                                                          1996        1995
                                                       --------    --------

         Furniture and laboratory equipment          $       --  $  855,022
         Accumulated amortization                            --    (506,498)
                                                       --------    --------

                                                     $       --  $  348,524
                                                       ========    ========

     Equipment recorded under capital leases and related accumulated amortization are included in equipment and leasehold improvements (note 3).

     The Company has also entered into noncancelable operating leases, principally related to its operating facilities in California. The facilities lease was amended in 1996 to add approximately 4,100 square feet of additional space and to extend the term of the lease to June 30, 2010.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1996 were:

        Year ending                                     Operating
       December 31,                                      leases
       ------------                                      ------
          1997                                       $  311,638
          1998                                          314,918
          1999                                          314,918
          2000                                          314,918
          2001                                          314,918
          Thereafter                                  3,306,643
                                                      ----------

          Total minimum lease payments              $ 4,877,953
                                                      ==========

     Rental expense for operating leases amounted to approximately $344,000 for the year ended December 31, 1996, and approximately $230,000 for the years ended December 31, 1995 and 1994.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(5)  CAPITAL STOCK

     Preferred Stock

     During 1992, the Company issued 1,059,000 shares of Series A preferred stock in exchange for $529,500. Series A preferred stock entitled the holders to preferences in liquidation of $0.50 per share and conversion privileges.

     In February 1993, the Company issued 191,000 shares of preferred stock in exchange for $95,500.

     In April 1993, all the outstanding shares of preferred stock, totaling 1,250,000 shares, were converted to 625,000 shares of the Company's common stock.

     Common Stock

     During 1992, the Company issued 758,333 shares of common stock in exchange for $22,750 in cash and $91,000 in notes receivable from stockholders. On their respective dates of purchase, a total of 481,250 of these shares were subject to certain vesting provisions. Unvested shares can be repurchased by the Company at the issuance price. As of December 31, 1996, a total of 11,807 of such shares remain subject to vesting.

     In March 1993, the Company declared a 2% stock dividend to all common stockholders of record. A total of 9,625 of the 15,167 shares granted as a stock dividend were subject to certain vesting provisions. As of December 31, 1996, a total of 237 of such shares remain subject to vesting.

     In April 1993, the Company issued 2,000,000 shares of common stock (note
     13) in exchange for $600. In June 1993, the Company issued 551,650 shares of common stock in exchange for $165 in cash and notes receivable from stockholders totaling $16,385. In December 1993, the Board of Directors forgave the $16,385 of indebtedness. On their respective dates of purchase, a total of 444,817 of these shares were subject to certain vesting provisions. As of December 31, 1996, a total of 23,555 of such shares remain subject to vesting.

     In May 1994, the Company raised approximately $10,922,000 (net of underwriting discounts and offering expenses), through an initial public offering and sale of 2,875,000 shares of common stock at $4.50 per share (the Initial Public Offering). Upon consummation of the Initial Public Offering, the Blech Lenders converted the principal balance owed by the Company under a line of credit provided by such persons and entities into 798,778 shares of common stock at a conversion price per share equal to the Initial Public Offering price of $4.50 (note 13).

     In October 1995, the Company engaged in an offshore private placement of the Company's common stock and raised $114,178 (net of offering costs) through the issuance of 100,000 shares of common stock at a price of $1.50 per share. The issuance is exempt from registration pursuant to the exemption provided by Regulation S of the Securities Act of 1993, as amended.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



(5)  CAPITAL STOCK, CONTINUED

     In January 1996, the Company raised approximately $8.6 million (net of offering costs) through a private placement offering (the January Private Placement) and sale of 7,360,000 shares of the Company's common stock at a price of $1.25 per share. The Company also issued 736,000 shares of common stock and warrants to purchase an additional 736,000 shares of the Company's common stock to the placement agents as a selling commission for the January Private Placement (note 6). The Company filed a registration statement on Form S-3 covering resale of the 8,832,000 shares of common stock issued or issuable in connection with the January Private Placement and 3,004,839 other shares of common stock issued or issuable by the Company.

     In August 1996, in connection with the Cardiosol Acquisition (note 11), the Company committed to issue 225,000 shares of its common stock to the sellers, of which 37,500 shares have been issued and are outstanding as of December 31, 1996. The remaining 187,500 shares are recorded as common stock subscribed. An additional 75,000 shares of common stock may be issued to the sellers upon the attainment of certain milestones related to Cardiosol.

     In December 1996, the Company raised approximately $10.1 million (net of offering costs) through a private placement offering (the December Private Placement) and sale of 5,201,350 shares of the Company's common stock at a price of $2.00 per share. The Company also issued 534,385 shares of common stock and warrants to purchase an additional 458,858 shares of the Company's common stock to the placement agents as a selling commission for the December Private Placement (note 6). The Company filed a registration statement on Form S-3 covering resale of the 6,194,593 shares of common stock issued or issuable in connection with the December Private Placement and 310,037 other shares of common stock issued or issuable by the Company (note 16).

     During 1996, the Company's shareholders approved the proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 30,000,000 shares to 45,000,000.

     Treasury Stock

     During 1994, the Company exercised its option to repurchase 128,978 unvested shares of common stock for a total repurchase price of $9,853.

     During 1996, the Company exercised its option to repurchase 53,034 unvested shares of common stock for a total repurchase price of $5,322.

 (6) COMMON STOCK WARRANTS

     During November 1993, in connection with a licensing agreement (note 10), the Company issued a warrant to purchase 5,000 shares of the Company's common stock at any time within five years of an initial public offering of the Company's common stock at a price per share equal to $3.15. The estimated value of the warrant was included in research and development expense for the year ended December 31, 1993.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



(6)  COMMON STOCK WARRANTS, CONTINUED

     Upon consummation of the Initial Public Offering in May 1994, the Company issued to D. Blech & Company, Incorporated a warrant to purchase approximately 250,000 shares of common stock at an exercise price of $6.30. The warrants are subject to certain antidilution provisions. As of December 31, 1996, the number of shares issuable under this warrant was 305,884 at an exercise price of $5.15. The warrants expire in May 1999.

     In October 1995, the Company issued warrants to purchase 40,000 shares of the Company's common stock in connection with short-term borrowings from related parties. The warrants have an exercise price of $2.25 per share and expire in January 2001 (note 13).

     In December 1995, the Company issued a warrant to purchase 8,000 shares of the Company's common stock in connection with short-term borrowings from another related party. The warrant has an exercise price of $2.25 per share and expires in January 2001 (note 13).

     In connection with the January Private Placement (note 5), the Company issued warrants to purchase 736,000 shares of the Company's common stock at an exercise price of $1.375 per share. The warrants expire January 2001. In May 1996, the Company issued 305,694 shares of common stock upon exercise of a portion of these warrants. The warrant holder elected a cashless exercise of this 404,789 share warrant resulting in a reduction of the shares issuable under the warrant by 99,095. In July 1996, another warrant holder exercised his option to purchase 14,186 shares of the Company's common stock at a purchase price of $19,505.

     In connection with the December Private Placement (note 5), the Company issued warrants to purchase 458,858 shares of the Company's common stock at an exercise price of $2.20 per share. The warrants expire in December 2001.

     In August 1996, in connection with the signing of a License Agreement, the Company became obligated to issue a warrant to purchase approximately 3,600 shares of the Company's common stock at a price per share equal to approximately $2.51. The estimated value of the warrant was included in general and administrative expenses for the year ended December 31, 1996. The warrant, which has not yet been issued, will expire in August 2001.

     As of December 31, 1996, warrants to purchase approximately 1,138,367 shares of the Company's common stock remained outstanding.


                                                                      (Continued

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements





(7)  STOCK OPTION PLANS

     1993 Stock Option Plan

     The Company has a Stock Option Plan (the Option Plan), which was approved by the Board of Directors in May 1993 and approved by its stockholders in August 1993. Options granted under the Option Plan may be incentive stock options or nonqualified stock options. Under the Option Plan, 1,049,850 shares of common stock are authorized and remain reserved for issuance, and options to purchase shares may be granted to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The exercise price of an option granted under the Option Plan must be not less than 100% of the fair market value of the shares on the date the option is granted. The exercise price of any option granted to a person owning more than 10% of the total combined voting power of the Company's common stock must not be less than 110% of the fair market value of the shares on the date the option is granted. Options granted under the Option Plan are nontransferable.

     The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected dividend yield of 0.0% for both years; expected volatility of 107.5% for both years; risk-free interest rates of 6.51% and 6.42%; and expected lives of 8.6 and 8.4 years.

     As of December 31, 1996, options to purchase 953,140 shares were outstanding and options to purchase 85,066 shares were reserved and unissued under the Option Plan. Options granted pursuant to the Option Plan prior to March 10, 1996 generally vest 20% after one year and as to 1.67% of the shares each month thereafter. Options granted pursuant to the Option Plan after March 10, 1996 generally vest 25% after one year and as to 2.08% of the shares each month thereafter. The options expire ten years from date of grant. As of December 31, 1996 and 1995, options to purchase 259,580 and 172,725 shares, respectively, were exercisable under the Option Plan and the weighted average exercise price of those options was $1.32 and $1.14, respectively.

     The following summarizes the activity under the Option Plan:

                                          Stock options outstanding
                                         -----------------------------
                                        Number of  Weighted-average exercise
                                          shares        price per share
                                        ---------  -------------------------
      Balance as of December 31, 1993    266,049           $  2.68
         Options granted                  22,700              1.68
         Options canceled or expired     (63,833)             5.22
                                         -------

      Balance as of December 31, 1994    224,916              1.85
         Options granted                 304,833              1.62
         Options canceled or expired     (48,889)             4.22
         Options exercised                (1,475)             0.03
                                         -------

      Balance as of December 31, 1995    479,385              1.47
         Options granted                 543,005              2.61
         Options canceled or expired     (59,081)             1.95
         Options exercised               (10,169)             0.18
                                         -------

      Balance as of December 31, 1996    953,140            $ 2.10
                                         =======


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(7)  STOCK OPTION PLANS, CONTINUED

     1993 Stock Option Plan, Continued

     An additional 150,000 options were issued outside of the 1993 stock option plan (note 13) at an exercise price of $2.063. These options are subject to all provisions of the 1993 Option Plan and have been included in the disclosures which follow.

     The weighted-average fair value of options granted during 1996 and 1995 was $2.28 and $1.47, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                      Options outstanding                            Options exercisable
       Range of           Number        Weighted-average    Weighted-average      Number       Weighted-average
       exercise        outstanding      remaining years         exercise        exercisable        exercise
        prices         at 12/31/96      to expiration             price          at 12/31/96         price
        ------         -----------      -------------             -----          -----------         -----
        $0.03            29,124             6.20                  $0.03            20,705            $0.03
      1.00 to 1.50      208,334             6.68                   1.29           184,422             1.28
      1.56 to 2.44      717,227             9.36                   2.03            53,806             1.88
      2.56 to 4.81      146,500             9.22                   3.92               --               --
      5.25 to 6.19        1,955             8.06                   5.73               647             5.25
                      ---------                                 --------          -------
                      1,103,140             8.75                  $2.10           259,580            $1.32
                      =========                                                   =======

     On November 20, 1996, the Board of Directors approved the repricing of the exercise price from $4.125 to $2.125 per share for the 1996 grant of options for the purchase of 125,000 shares of common stock.

     Directors Stock Option Plan

     In December 1993, the Board of Directors approved the 1993 Directors Stock Option Plan (the Directors Option Plan) under which 200,000 shares of common stock are authorized, reserved, and available for issuance. The Directors Option Plan provides for the automatic grant to each nonemployee director of the Company of an option to purchase 5,000 shares of common stock on the date the nonemployee director becomes a member of the Board of Directors and on each anniversary date of joining the Board. Such options will have an exercise price equal to the fair market value of the Company's common stock at the date of grant.

     In December 1995, the Board of Directors approved an amendment, subject to shareholder approval, to the Directors Option Plan to grant the Chairman of the Board an additional option to purchase 10,000 shares of the Company's common stock. The shareholders approved this amendment at the June 1996 shareholder meeting.

     The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected dividend yield 0.0% for both years; expected volatility of 107.5% for both years; risk-free interest rates of 6.53% and 6.50%; and an expected life of nine years for both years.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(7)  STOCK OPTION PLANS, CONTINUED

     Directors Stock Option Plan, Continued

     As of December 31 1996, options to purchase 40,000 shares were outstanding and options to purchase 160,000 shares were reserved and unissued under the Directors Option Plan. Options granted pursuant to the Directors Option Plan generally vest as to 20% of the shares one year after their respective dates of grant and as to 1.67% of the shares each month thereafter. The options expire ten years from date of grant. As of December 31, 1996 and 1995, options to purchase 8,664 and 2,332 shares, respectively were exercisable under the Directors Option Plan and the weighted average exercise price was $1.55 and $1.38, respectively.

     The following summarizes the activity in the Directors Option Plan:

                                                  Stock options outstanding
                                            --------------------------------------
                                            Number of    Weighted-average exercise
                                             shares           price per share

         Balance as of December 31, 1993         --               $   --
            Options granted                  10,000                 1.38
                                             ------
         Balance as of December 31, 1994     10,000                 1.38
            Options granted                  25,000                 1.58
                                             ------
         Balance as of December 31, 1995     35,000                 1.52
            Options granted                  15,000                 3.27
            Options canceled or expired     (10,000)                3.22
                                             -------
         Balance as of December 31, 1996     40,000               $ 1.75
                                             ======

     The weighted average fair value of options granted during 1996 and 1995 was $3.01 and $1.45, respectively.

                                      Options outstanding                         Options exercisable
                         ------------------------------------------------  --------------------------------
       Range of             Number    Weighted-average   Weighted-average     Number       Weighted-average
       exercise           outstanding     remaining         exercise       exercisable          exercise
        prices           at 12/31/96   contractual life      price          at 12/31/96          price
        ------           -----------   ----------------      -----          -----------          -----
      $1.00 to 1.38         10,000       7.75 years       $    1.38            4,332            $  1.38
       1.56 to 1.88         20,000       8.83                  1.72            4,332               1.73
         2.19               10,000       9.75                  2.19              --                  --
                            ------                                             -----

                            40,000       8.79              $   1.75            8,664            $  1.55
                            ======                                             =====


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements





(7)  STOCK OPTION PLANS, CONTINUED

     Pro Forma Disclosure

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                        1995         1996
                                                        ----         ----
      Net loss                As reported           $(6,315,947)  $ (7,622,999)
                              Pro forma             $(6,360,650)  $ (7,881,884)

      Net loss per share      As reported           $      (.84)   $      (.48)
                              Pro forma             $      (.85)   $      (.50)

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(8)  NOTES RECEIVABLE FROM STOCKHOLDERS

     As of December 31, 1995, the Company had $79,000 of notes receivable from stockholders related to their purchases of shares in 1992 (note 5). The notes receivable from stockholders accrued interest at an annual rate of 6% compounded semiannually. During 1996, notes receivable from stockholders was reduced by $3,812 in connection with the repurchase of unvested stock.

     In December 1996, the balance of notes receivable from stockholders of $75,188 and the related accrued interest receivable of approximately $22,000 was canceled by the Company.

 (9) INCOME TAXES

     Income tax expense represents minimum state franchise tax.

     As of December 31, 1996, the Company had federal and state research and experimentation credit carryforwards of approximately $713,000. Under current tax law, the carryforwards expire during the years beginning 1997 through 2011.

     There are approximately $100,000 of federal and state net operating loss carryforwards as of December 31, 1996. Under current tax law, the carryforwards expire during the years beginning 2001 through 2011.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(9)  INCOME TAXES, CONTINUED

     The tax effect of the temporary differences that give rise to a significant portion of the deferred tax asset as of December 31, 1996 and 1995 is presented below:

                                                        1996          1995
                                                        ----          ----
         Deferred tax assets:
            Start-up and research costs
               capitalized for tax purposes        $ 10,179,000 $ 6,333,000
            Research and experimentation credit         713,000     635,000
            Net operating loss carryforward              43,000      20,000
                                                     ---------    ---------

                  Total gross deferred tax
               assets                                10,935,000   6,988,000

         Less valuation allowance                   (10,935,000) (6,988,000)
                                                    -----------  ----------

                  Net deferred tax assets          $        --  $        --
                                                    ===========  ==========

     The change in the valuation allowance for the years ended December 31, 1996, 1995, and 1994 was approximately $3,947,000, $2,751,000, and
     $2,707,000, respectively.

(10) LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

     Dana-Farber Cancer Institute, Inc.

     During 1993, the Company entered into exclusive license and research agreements with Dana-Farber Cancer Institute, Inc. (DFCI) related to certain patent applications and technology, including the exclusive right and license to make, use and sell Maspin(TM), a possible tumor suppressor molecule, for therapeutic purposes. Under the terms of the DFCI licensing agreement (the DFCI Agreement), the Company may enter into sublicensing agreements subject to sublicensing and royalty fees. As partial consideration for the license, the Company agreed to pay DFCI approximately $10,000 and granted DFCI a warrant to buy 5,000 shares of the Company's common stock at any time prior to May 6, 1999 (note 6).

     The DFCI Agreement obligates the Company to use its diligent efforts to bring one or more licensed products to the marketplace and to make certain additional payments to DFCI contingent upon completion of certain milestones occurring in the clinical trials and regulatory approval of each licensed product. A portion of such payments are to be construed as an advance on royalties due to DFCI subject to certain limitations. The DFCI Agreement requires the Company to pay royalties to DFCI on net sales of licensed products that incorporate or use the patent rights.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(10) LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS, CONTINUED

     Dana-Farber Cancer Institute, Inc., Continued

     The DFCI Agreement requires the Company to pay a minimum royalty per year beginning 12 months after the completion of successful Phase II clinical trials. So long as the Company diligently pursues the commercial development of licensed products, minimum royalties will be waived until the successful completion of Phase III clinical trials. The Company must also pay all costs relating to the filing, prosecution, and maintenance of the patent applications related to Maspin, whether such fees were incurred before or after the date of the DFCI Agreement. During 1996, 1995 and 1994, the Company paid approximately $6,000, $42,000 and $30,000, respectively, to DFCI for costs associated with patents.

     Effective November 1993, the Company entered into a separate agreement with DFCI to support the research of Maspin in return for certain rights to inventions and discoveries from the funded research. During 1996, 1995 and 1994, the Company paid approximately $200,000, $172,000 and $168,000, respectively, to fund the Maspin(TM) research. The research agreement was canceled effective January 31, 1997.

     Ohio State University

     The Company, through the acquisition of Optical Analytic, Inc. (OAI), in December 1993 (note 11), has acquired exclusive license rights to patents and technology related to Scanning Laser Digital Imaging (SLDI). This agreement obligates the Company to make certain royalty payments to the Ohio State University Research Foundation upon the sale of licensed products. In addition, under the terms of the license agreement, the Company is required to satisfy certain performance conditions. During 1996, the terms of the license agreement were amended to delete the requirement that an application with the FDA for regulatory approval of a licensed product or service be filed by August 1996, and to delete from the scope of the license a patent relating to optical multiplexers that was unrelated to the SLDI product.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(10) LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS, CONTINUED

     Perkin Elmer License Agreement

     In August 1996, the Company and OAI entered into an agreement with Perkin Elmer (the Perkin Elmer agreement) whereby Perkin Elmer was granted an exclusive worldwide license to the patents OAI had licensed from Ohio State University related to the Scanning Laser Digital Imaging microscope, for life sciences and clinical diagnostic applications, for the life of any of the patent claims. The Company also licensed certain related software, technical information and rights to ongoing technological developments. In connection therewith, Perkin Elmer agreed to (i) make up to $1.4 million of cash milestone payments to the Company over a three-year period, (ii) contribute up to $400,000 of equipment to the Company over the future;
     (iii) make certain royalty payments (which do not include minimums) to the Company on any sales of licensed product and (iv) commit certain funds to the development of products covered by licensed patents. Upon signing of the agreement, Perkin Elmer paid the Company $300,000 of the cash milestone payments, which was included in the Company's revenues for the year ended December 31, 1996. The agreement may be terminated by Perkin Elmer, in its discretion, subject to payment of certain amounts to the Company in certain circumstances. In connection with this agreement, the Company incurred obligations to pay a success fee and issue a warrant to purchase approximately 3,600 shares of the Company's common stock at an exercise price of approximately $2.51. The warrant is valued at approximately $6,600 and is included in general and administrative expenses for the year ended December 31, 1996 (notes 6 and 13).

     Boehringer Mannheim

     In July 1996, the Company entered into a letter of intent with Boehringer Mannheim Corporation ("Boehringer") to jointly evaluate the development of Maspin for the treatment of cancer. Upon signing the letter of intent, Boehringer agreed to purchase 37,500 shares of the Company's common stock at a price of $4.00 per share (for a total of $150,000). Pursuant to the letter of intent, LXR currently is conducting preclinical efficacy and toxicity studies of Maspin. If the results of the studies are favorable, it is contemplated that Boehringer would purchase additional shares of the Company's common stock at a premium over market price, provide research and development funding to the Company, and commit internal resources to the development of Maspin. In addition, the Company would grant Boehringer an option to acquire an exclusive worldwide license to the Maspin protein for therapeutic uses. There can be no assurance that the results of the preclinical testing undertaken pursuant to the letter of intent will be successful, that Boehringer will elect to proceed with this project or that the parties will enter into any additional agreements.

     Other Agreements

     The Company has entered into various other research agreements requiring future payments totaling approximately $375,000 as of December 31, 1996.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(11) ACQUISITION OF TECHNOLOGY

     OAI Acquisition

     In December 1993, the Company consummated agreements to purchase 100% of the issued and outstanding stock of OAI for $200,000. Consideration for the stock was comprised of $93,889 in cash paid upon closing of such purchase and $106,111 in promissory notes and other indebtedness. The promissory notes bore interest at a rate of 6% and both principal and interest were paid in 1994. An executive officer and stockholder of the Company owned approximately 35% of the total issued and outstanding stock of OAI prior to the acquisition and received $77,778 in cash and notes for his shares. OAI's only asset consisted of a technology license from Ohio State University related to research in process and OAI had not commenced operations. Accordingly, the Company expensed the $200,000 purchase price as research and development expense at the date of purchase.

     Cardiosol Acquisition

     In August 1996, the Company acquired certain patent and other rights related to Cardiosol, a preservation solution for use during heart transplantation (the Cardiosol Acquisition). In connection with such acquisition, the Company paid $98,000 in cash and committed to issue 225,000 shares of its common stock to the sellers (note 5). An additional 75,000 shares may be issued upon the attainment of certain milestones. The total cost of the acquisition, including cash and shares, amounted to approximately $675,000 and is included in research and development expenses for the year ended December 31, 1996.

(12) GRANT AWARD

     In September 1995, the Company received notice from the National Institute of Health of a grant award in the amount of $100,000 for its research on the role of the FAS/CD95 antigen in HIV infection. Receipt of proceeds from the grant is subject to the Company fulfilling certain governmental requirements. The Company recognized $100,000 in grant revenue related to this grant for the year ended December 31, 1996.

     In September 1996, the Company received notice from the National Institute of Health of a grant award in the amount of approximately $70,000 for its research on the evaluation of Maspin as a widespread tumor suppresser. The Company recognized $14,396 in grant revenue related to this grant for the year ended December 31, 1996. Proceeds from the grant award have not been received as of December 31, 1996.

(13) RELATED PARTY TRANSACTIONS

     (a) Relationships with Related Parties

        D. Blech & Company, Incorporated (the Underwriter) was the sole underwriter for the Company's Initial Public Offering (note 5) in May 1994. David A. Blech, the sole stockholder and chief executive officer of the Underwriter, established a trust with his son as the sole beneficiary (the Edward Blech Trust) which was a principal stockholder of the Company as of December 31, 1994. During 1994, the Underwriter ceased operations and was no longer a member of the National Association of Securities Dealers.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(13) RELATED PARTY TRANSACTIONS, CONTINUED

        During 1995, the Edward Blech Trust transferred control of 1,831,900 shares of the Company's common stock to Biotechnology Investment Group, L.L.C. (BIO). According to a Schedule 13D filed with the Securities and Exchange Commission in February 1995, both BIO and the Edward Blech Trust may be deemed the beneficial owner of shares held of record by BIO; however, each disclaims beneficial ownership of the shares. Being five percent shareholders, both the Edward Blech Trust and BIO are subject to SEC regulation 13D. Any subsequent transactions would be subject to SEC Schedule 13D requirements.

     (b) Financing Transactions

        On January 22, 1993, the Company entered into an agreement with David A. Blech whereby Mr. Blech, certain trusts in which Mr. Blech and his minor son are income beneficiaries, and a relative of Mr. Blech (collectively, the Blech Lenders) would provide a line of credit to the Company for up to $5,000,000. Upon consummation of the Company's Initial Public Offering, the line of credit was terminated and the principal balance of $3,594,500 due under the line of credit was converted into 798,778 shares of common stock at the Initial Public Offering price of $4.50 per share.

        On April 5, 1993, the Company issued the Edward Blech Trust and Mark Germain (formerly a managing director of the Underwriter and Chairman of the Company's Board of Directors), an aggregate of 2,000,000 shares of common stock in exchange for $600.

        In October 1995, the Company received $250,000 in short term borrowings from BIO and $250,000 in short term borrowings from the Blech Family Trust (the Holders). The notes payable accrued interest at an annual rate of 10.5% and both of the notes payable and accrued interest were paid in January 1996. In addition, in connection with this borrowing, the Company issued warrants to the Holders to purchase 40,000 shares of the Company's common stock at a price of $2.25 per share.

        In December 1995, the Company received $100,000 in short-term borrowings from Kenneth McGuire, a shareholder who beneficially purchased approximately 1.5 million shares of common stock in the Company's January 1996 Private Placement (note 5). As a result of this transaction, McGuire is subject to SEC Schedule 13D requirements. The note payable accrued interest at a rate of 10.5% and both the note payable and accrued interest were paid in January 1996. In connection with this borrowing, the Company also issued warrants to the debt holder to purchase 8,000 shares of the Company's common stock at an exercise price of $2.25 per share.

      (c) Consulting Agreements

        In October 1995, the Company entered into a consulting arrangement with The Olmsted Group, L.L.C. (the Consultant) for services to be provided in connection with the management of the Company's business. As consideration for the agreement, the Company agreed to pay $10,000 per month through October 1996. The agreement also provides for the payment of additional fees in cash and warrants based on a percentage of the consideration derived from certain transactions on which the Consultant has worked. Mark Germain is managing director of the Olmsted Group, LLC. As of December 31, 1996, the Company incurred an obligation to pay a success fee and issue a warrant to purchase approximately 3,600 shares of the Company's common stock to the Consultant in connection with the Perkin Elmer Agreement (note 10).


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




 (13)   RELATED PARTY TRANSACTIONS, CONTINUED

        During 1995, the Company paid David A. Blech $25,000 for consulting services provided in connection with the Company's debt financing.

        In conjunction with the Cardiosol Acquisition (note 11), the Company entered into a one-year consulting agreement with one of the co-inventors of the Cardiosol solution to serve on the Company's Scientific Advisory Board at a rate of $12,000 for the year. The Company also entered into a one-year employment agreement with the other co-inventor to serve as Director of Pre-Clinical Affairs for annual compensation of $100,000.

     (d) Executive Officer Agreements

        The Company has entered into agreements with the Company's Chief Financial Officer and Chief Executive Officer providing for an annual base compensation of $145,000 and $240,000, respectively. In the event of termination of these agreements, the individuals are entitled to severance compensation in an amount equal to two times the individuals' annual base compensation.

        In October 1996, the Company entered into an employment agreement with a new President and Chief Operating Officer (COO) for an annual salary of $225,000 and one time recruitment bonus of $15,000. This agreement provided for an initial stock option grant for the right to purchase 310,000 shares of the Company's common stock, of which the right to purchase 150,000 of these shares was granted outside of the Company's Stock Option Plan (note 7). This agreement also provided for reimbursement of certain relocation costs and a home loan of $175,000, which may be forgiven over an eight year period in the amount of $25,000 per year beginning December 31, 1997, subject to certain conditions. As of December 31, 1996, the Company had advanced the COO $160,000 under this agreement. The balance of the loan will become due and payable if the COO resigns or is terminated for cause. If the Company terminates the COO without cause, he will be entitled to receive severance equal to one year's salary.

(14) LITIGATION

     The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). In addition, one of the five, Mark Germain, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(14) LITIGATION, CONTINUED

     All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out to the Company's Initial Public Offering and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities
     Exchange Act of 1934, including misrepresentations and omissions in connection with the Initial Public Offering and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the Initial Public Offering, the leveraged financial condition of the Company's underwriter, D. Blech & Co., and its principal, David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principle market maker for the Company's shares following the Initial Public Offering, and that D. Blech & Co.'s extended financial commitments would affect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices.

     Under the Company's bylaws, individual agreements, and state law, the Company's current and former directors and officers may have certain rights to indemnification and defense costs in the event they are named in litigation. Four individual defendants in Katz and/or Degulis have submitted claims for indemnity and advancement of defense costs, and the Company has agreed to advance defense costs and indemnify those individuals to the extent permitted by law. In addition, on February 12, 1997, the Company authorized advancement of costs for Mr. Germain's defense in the Katz and Degulis actions (but not In re Blech), subject to an undertaking to repay those amounts in the event it is later determined that he is not entitled to indemnity. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1997 and the termination of the tolling agreement.

     The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage for reasonable attorneys fees in the defense of the four current and former directors and/or officers referenced above, but the carrier has refused to provide indemnity or defense costs for the Company. The Company and the carrier have entered into an allocation agreement whereby 83% of the defense costs related to the Katz and Degulis (not including any defense costs incurred by Mr. Germain) will be borne by the carrier, with the remaining 17% to be borne by the Company. The carrier is not obligated to make any payments until a $250,000 deductible (applicable to all covered claims, in the aggregate) under the policy is exhausted. As of December 31, 1996, claims made for expenses related to this litigation have been expensed by the Company and have not exceeded the deductible amount of $250,000. No agreement exists between the Company and the carrier with respect to coverage for Mr. Germain's defense, or for the Company with respect to defense costs incurred in In re Blech prior to its dismissal from that action. The extent to which costs of defending the litigation will ultimately be covered by insurance is not yet known. The extent to which insurance would cover any settlement or judgment has not been determined and may not be determined until the litigation is completed.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements





(14) LITIGATION, CONTINUED

     The Company denies any wrongdoing and is defending the above cases vigorously. While an adverse judgment or settlement could have a material adverse financial impact on the Company, the early stage of litigation, uncertainty as to whether any material judgment or settlement will result, and the possibility that some portion of any settlement or judgment may be covered by insurance make it impossible to predict at this time whether the litigation will have a material adverse financial impact on the Company.

(15) EMPLOYEE BENEFIT PLAN

     On January 1996, the Company implemented a savings plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation, as defined, subject to limitation. Under the provisions of the Savings Plan, employees are eligible to join the plan upon employment and after attaining the age of 18. The Company is not required to make any contributions under the Plan.

(16) SUBSEQUENT EVENTS

     UNIVERSITY OF TENNESSEE

     In January 1997, the Company entered into an exclusive license and three-year research agreement with the University of Tennessee and the University of Tennessee Research Corporation related to certain patent applications and technology. As consideration for the agreement, the Company agreed to pay a license issue fee of $20,000 and an annual license fee of $10,000. The license issue fee was waived as a result of the research agreement to fund research in the amount of $70,000 per year for three years, with the third year's funding contingent upon meeting certain milestones.

     REGISTRATION STATEMENT

     On February 7, 1997, the Company's registration statement on Form S-3 covering the resale of 6,194,593 shares of common stock issued or issuable in connection with the December Private Placement and 310,037 other shares of common stock issued or issuable by the Company went effective. As of that date, the Company had 21,817,675 shares issued and outstanding, of which 19,774,251 shares had been registered, 100,000 shares are exempt from registration and 1,943,424 shares were not registered. In addition, 2,192,068 shares issuable upon the exercise of certain warrants and other rights have been registered.

     Certain holders of the Company's securities have entered into agreements applicable to 3,568,065 shares of common stock and/or options therefor, whereby they have agreed not to sell any such securities until February 1, 1998 without the prior written consent of Sunrise Securities Corp. This restriction may be released at any time in the sole discretion of Sunrise Securities Corp.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, State of California, on this 31st day of March, 1997.

                                          LXR BIOTECHNOLOGY INC.


                                          By:  /s/ L. David Tomei
                                              ----------------------------
                                              L. David Tomei
                                             Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                          Title                   Date
            ----                          -----                   ----
PRINCIPAL EXECUTIVE OFFICERS:

/s/ L. David Tomei               Chief Executive Officer and   March 31,1997
------------------------------   Director
L. David Tomei

/s/Donald H. Picker              President, Chief Operating    March 31, 1997
------------------------------   Officer and Director
Donald H. Picker

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Mark J. Tomei                Chief Financial Officer,      March 31, 1997
-------------------------------  Secretary and Director
Mark J. Tomei

ADDITIONAL DIRECTORS:

/s/ Eugene Eidenberg             Director                      March 31, 1997
-------------------------------
Eugene Eidenberg

/s/ Jack H. Watson               Director                      March 31, 1997
--------------------------------
Jack H. Watson

                                 EXHIBIT INDEX


      EXHIBIT
      NUMBER                                TITLE                               PAGE NO.
      ------                                -----                               --------
      3.01  Company's Certificate of Incorporation. (Incorporated by reference to Exhibit Number 3.01 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1996)

      3.02 Company's Bylaws. (Incorporated by reference to Exhibit Number 3.02 to the Company's Registration Statement on Form S-1 (File No.
            33-72814) declared effective by the Securities and Exchange
            Commission on May 6, 1994 (the "Form S-1"))

      3.03  Amendment to the Company's Certificate of Incorporation.
            (Incorporated by reference to Exhibit Number 3.03 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

      4.01  Form of Specimen Certificate for Company's Common Stock
            (Incorporated by reference to Exhibit Number 4.01 to the Form S-1)

     *10.01 1993 Stock Option Plan, as amended to date, and related Stock
            Option Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.01 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1996)

     *10.02 1993 Directors' Stock Option Plan and related Stock Option
            Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

      10.03 Sublease for Building C of Marina Bay Business Park, 1401 Marina Way
            South, Richmond, California 94804 dated August 19, 1993 between the
            Company and Quick Response Services, Inc. (Incorporated by reference to Exhibit Number 10.03 to the Form S-1)

      10.04 Owner Consent and Agreement among the Company, Schooner Drive
            Associates and Quick Response Services, Inc. (Incorporated by reference to Exhibit Number 10.04 to the Form S-1)

     *10.05 Form of Indemnification Agreement entered or to be entered into between the Company and each of the Company's officers and directors. (Incorporated by reference to Exhibit Number 10.05 to the Form S-1)

      EXHIBIT
      NUMBER                                TITLE                               PAGE NO.
      ------                                -----                               --------
     *10.06 Form of Employment and Proprietary Information Agreement as entered into between the Company and each of L. Scott Minick, Mark J. Tomei,
            Philip J. Barr, Ph.D., and L. David Tomei, Ph.D. (Incorporated by
            reference to Exhibit Number 10.06 to the Form S-1)

      10.07 Master Lease Agreement dated May 26, 1993 and Equipment Financing
            Agreement dated May 26, 1993, both between the Company and Lease
            Management Services, Inc., and related documents. (Incorporated by reference to Exhibit Number 10.08 to the Form S-1)

      10.08 Series A Preferred Stock Purchase Agreement dated February 19, 1993 between the Company and certain of its stockholders, as amended.
            (Incorporated by reference to Exhibit Number 10.09 to the Form S-1)

      10.09 Investors Rights Agreement dated February 19, 1993 between the
            Company and certain of its stockholders, as amended. (Incorporated by reference to Exhibit Number 10.10 to Amendment No. 1 to the Form
            S-1 filed with the Securities and Exchange Commission on December
            22, 1993)

      10.10 Letter agreement dated January 20, 1993 between the Company and D.
            Blech & Company, Incorporated (the "Underwriter") regarding the
            Company's retention of the Underwriter as a consultant.
            (Incorporated by reference to Exhibit Number 10.11 to the Form S-1)

      10.11 Letter agreement dated January 22, 1993 and letter agreement dated
            May 20, 1993, between the Company and David Blech, regarding (i) the sale of equity securities to designees of David Blech, (ii) composition of the Company's Board of Directors and (iii) future financing of the Registrant. (Incorporated by reference to Exhibit
            Number 10.12 to the Form S-1)

      10.12 License Agreement dated August 16, 1991, and amended May 18, 1993 and November 29, 1993, among Optical Analytic, Inc., The Ohio State
            Research Foundation and The Ohio State University, and related documents. (Incorporated by reference to Exhibit Number 10.14 to the Form S-1)

    **10.13 License Agreement dated June 1, 1993 between the Company and the
            University of Georgia Research Foundation, Inc. (Incorporated by reference to Exhibit Number 10.15 to the Form S-1)

    **10.14 License Agreement dated June 1, 1993 between the Company and the
            University of Georgia Research Foundation, Inc. (Incorporated by reference to Exhibit Number 10.16 to the Form S-1)

      EXHIBIT
      NUMBER                                TITLE                               PAGE NO.
      ------                                -----                               --------
    **10.15 Licensing Agreement dated June 15, 1993 between the Company and
            Dana-Farber Cancer Institute. (Incorporated by reference to Exhibit
            Number 10.17 to the Form S-1)

    **10.16 Research Support Agreement dated November 1, 1993 between the
            Company and Dana Farber Cancer Institute. (Incorporated by reference to Exhibit Number 10.18 to the Form S-1)

    **10.17 Licensing Agreement dated June 21, 1994 between the Company and
            UAB Research Foundation. (Incorporated by reference to Exhibit
            Number 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

      10.18 Agreement for Purchase and Sale of Shares dated November 29, 1993 among the Company and William K. Root, F. David Resch and James M.
            McCormick. (Incorporated by reference to Exhibit Number 10.20 to the Form S-1)

      10.19 Agreement for Purchase and Sale of Shares dated November 29, 1993 between the Company and L. David Tomei. (Incorporated by reference to Exhibit Number 10.21 to the Form S-1)

      10.20 Agreement for Purchase and Sale of Shares dated December 7, 1993 between the Company and Gregory J. Bergman. (Incorporated by reference to Exhibit Number 10.22 to the Form S-1)

      10.21 Agreement Between Owner and Design/Builder dated September 15, 1993 between the Company and Devcon Inc. (Incorporated by reference to Exhibit Number 10.23 to the Form S-1)

      10.22 Form of Warrant Agreement between the Company and the Underwriter.
            (Incorporated by reference to Exhibit Number 10.24 to the Form S-1)

      10.23 Form of Indemnity Agreement among the Company, Shoenberg, Hieber
            Inc. and the Underwriter. (Incorporated by reference to Exhibit
            Number 10.29 to Amendment No. 5 to the Form S-1)

      10.24 Warrant Agreement between the Company and Dana Farber Cancer
            Institute. (Incorporated by reference to Exhibit Number 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1994)

      10.25 Sales Agency Agreement dated December 31, 1995 between the Company and Sunrise Securities Corp. (Incorporated by reference to Exhibit
            Number 1.02 to the Company's Current Report on Form 8-K dated
            January 9, 1996 (the "January 1996 Form 8-K"))

      EXHIBIT
      NUMBER                                TITLE                               PAGE NO.
      ------                                -----                               --------
      10.26 Share Purchase Warrant of the Company. (Incorporated by reference to
            Exhibit Number 4.02 to the January 1996 Form 8-K)

      10.27 Registration Rights Agreement dated January 9, 1996. (Incorporated by reference to Exhibit Number 4.03 to the January 1996 Form 8-K)

      10.28 Registration Rights Agreement dated January 9, 1996 between the
            Company and Biotechnology Investment Group L.L.C. (Incorporated by reference to Exhibit Number 10.28 to the Company's Annual Report on
            Form 10-KSB for the year ended December 31, 1995)

      10.29 First Amendment to Sublease for Building C of Marina Bay Business
            Park, 1401 Marina Way South, Richmond, California 94804 dated August
            5, 1996 between the Company and Marina Westshore Partners.
            (Incorporated by reference to Exhibit Number 10.29 to the Company's
            Quarterly Report on Form 10-QSB for the quarter ended September 30,
            1996 (the "September 1996 Form 10-QSB"))

      10.30 Patent and Technology Transfer and Stock Purchase Agreement dated as of August 8, 1996 among the Company, Geoffrey M. Collins and Winston
            M. Wicomb. (Incorporated by reference to Exhibit Number 10.30 to the
            September 1996 Form 10-QSB)

      10.31 Amendment effective as of July 10, 1996 to the License Agreement among Optical Analytic, Inc., The Ohio State Research Foundation and
            The Ohio State University. (Incorporated by reference to Exhibit
            Number 10.31 to the September 1996 Form 10-QSB)

      10.32 Amendment effective as of August 27, 1996 to the License Agreement among Optical Analytic Inc., The Ohio State Research Foundation and
            The Ohio State University. (Incorporated by reference to Exhibit
            Number 10.32 to the September 1996 Form 10-QSB)

    **10.33 License Agreement between the Company, on behalf of itself and Optical Analytic, Inc., its wholly owned subsidiary, and The
            Perkin-Elmer Corporation, dated as of August 29, 1996. (Incorporated by reference to Exhibit Number 10.34 to the September 1996 Form
            10-QSB)

    *10.34  President and Chief Operating Officer Letter Agreement dated
            September 24, 1996. (Incorporated by reference to Exhibit Number
            10.34 to the September 1996 Form 10-QSB)

      EXHIBIT
      NUMBER                                TITLE                               PAGE NO.
      ------                                -----                               --------
      10.35 Sales Agency Agreement dated December 11, 1996 between the Company and Sunrise Securities Corp. (Incorporated by reference to Exhibit
            No. 1.03 to the Company's Current Report on Form 8-K dated January
            31, 1997 (the "January 1997 Form 8-K"))

      10.36 Form of Share Purchase Warrant of the Company (Incorporated by reference to Exhibit No. 4.04 to the January 1997 Form 8-K)

      10.37 Form of Registration Rights Agreement dated December 11, 1996.
            (Incorporated by reference to Exhibit No. 4.05 to the January 1997
            Form 8-K)

      10.37 Form of Registration Rights Agreement dated December 12, 1996.
            (Incorporated by reference to Exhibit No. 4.06 to the January 1997
            Form 8-K)

      11.01 Statement regarding computation of net loss per share.

      21.01 Subsidiaries of the Company. (Incorporated by reference to Exhibit
            Number 21.01 to the Form S-1)

      23.01 Consent of KPMG Peat Marwick LLP, Independent Auditors.

      27.01 Financial Data Schedule.


 * Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted with respect to certain portions of this document.