Form 10QSB
period 1997-03-31
LXR BIOTECHNOLOGY INC
filed 1997-05-15
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ]          Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[   ]          Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:
Yes [ X ] No [   ]



At April 30, 1997 the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 21,780,175.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [ X ].

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


PART I.              FINANCIAL INFORMATION                                                             Page No.
                                                                                                       --------
      Item 1.        Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 1997 and December 31, 1996                                                     3

                     Condensed Consolidated Statements of Operations for
                     the three months ended March 31, 1997 and
                     1996 and for the period from April 20, 1992 (date of
                     incorporation) to March 31, 1997                                                         4

                     Condensed Consolidated Statements of Cash Flows for the
                     three months ended March 31, 1997 and 1996 and for the
                     period from April 20, 1992 (date of incorporation) to
                     March 31, 1997                                                                           5

                     Notes to Condensed Consolidated Financial Statements                                     6

      Item 2.        Management's Discussion and Analysis of Financial Condition                              8
                     and Results of Operations

PART II.   OTHER INFORMATION

      Item 1.        Legal Proceedings                                                                       12

      Item 6.        Exhibits and Reports on Form 8-K                                                        12

SIGNATURES                                                                                                   13

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,    DECEMBER 31,
                                                                     1997            1996
                                                                 ------------    ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  9,170,307    $ 10,217,203
   Prepaid expenses                                                   261,652          98,881
   Private placement receivable                                          --         1,278,700
   Other receivables                                                   46,571          39,500
                                                                 ------------    ------------
           Total current assets                                     9,478,530      11,634,284

   Equipment and leasehold improvements, net                          687,710         592,093
   Notes receivable from related parties                              190,000         160,000
   Deposits and other assets                                           80,349          32,315
                                                                 ------------    ------------

           Total assets                                          $ 10,436,589    $ 12,418,692
                                                                 ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $    134,481    $    324,606
   Accrued expenses                                                   482,686         584,049
   Deferred rent obligation                                           270,044         259,975
                                                                 ------------    ------------
           Total current liabilities                                  887,211       1,168,630

Commitments and contingencies (notes 4, 5 and 7)

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                             --              --
   Common stock, $0.0001 par value; 45,000,000
      shares authorized; 21,962,187 and 21,924,687
      shares issued and outstanding  at March 31, 1997
      and December 31, 1996, respectively                               2,167           2,163
   Common stock subscribed; 187,500 shares at
      March 31, 1997 and December 31, 1996                                 19              19
   Additional paid-in capital                                      34,928,770      34,778,774
   Deficit accumulated during the development stage               (25,366,403)    (23,515,719)
   Treasury stock, at cost; 182,012  shares at March 31, 1997
      and December 31, 1996                                           (15,175)        (15,175)
                                                                 ------------    ------------

           Total stockholders' equity                               9,549,378      11,250,062
                                                                 ------------    ------------


           Total liabilities and stockholders' equity            $ 10,436,589    $ 12,418,692
                                                                 ============    ============

      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        ( A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   APRIL 20, 1992
                                                                          THREE MONTHS                               (DATE OF
                                                                             ENDED                                 INCORPORATION)
                                                          ---------------------------------------------                  TO
                                                            MARCH 31,                      MARCH 31,                  MARCH 31,
                                                              1997                           1996                        1997
                                                          ------------                    -------------             ---------------

Revenues:
  Grant revenue                                           $    22,197                    $     10,544               $      136,593
  License fee revenue                                           --                               --                        300,000
                                                          ------------                   --------------             ---------------
        Total revenues                                         22,197                          10,544                      436,593
                                                          ------------                   --------------                ------------

Expenses incurred in the development stage:
   Research and development                                 1,305,814                        1,210,241                  18,214,521
   General and administrative                                 697,297                          512,707                   7,964,741
                                                          ------------                   --------------             ---------------

        Total expenses incurred in the development
            stage                                           2,003,111                        1,722,948                  26,179,262
                                                          ------------                   --------------             ---------------

Loss from operations                                       (1,980,914)                      (1,712,404)                (25,742,669)

Interest income (expense), net:
    Interest income                                           130,630                           81,184                     736,088
    Interest expense                                            --                             (20,257)                   (354,617)
                                                          ------------                   --------------             ---------------


         Total interest income (expense), net                 130,630                           60,927                     381,471
                                                          ------------                   --------------             ---------------

Loss before income taxes                                   (1,850,284)                      (1,651,477)                (25,361,198)

Income taxes                                                      400                            4,300                       5,200
                                                          ------------                   --------------             ---------------

         Net loss                                         $(1,850,684)                   $  (1,655,777)              $ (25,366,398)
                                                          ============                   =============              ===============

Net loss per share                                        $     (0.08)                   $       (0.11)
                                                          ============                   =============

Weighted average shares used to compute
    net loss per share                                     21,967,330                       14,559,002
                                                          ============                   =============


See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          APRIL 20, 1992
                                                                                             (DATE OF
                                                                THREE MONTHS ENDED        INCORPORATION)
                                                       --------------------------------       THROUGH
                                                           MARCH 31,         MARCH 31,       MARCH 31,
                                                             1997              1996            1997
                                                       -----------------   ------------     ------------
Cash flows from operating activities                         $(2,259,560)  $ (1,877,232)   $ (22,408,542)
                                                       -----------------   ------------     ------------
Cash flows from investing activities:
   Purchase of investments                                          --             --         (3,910,150)
   Purchase of equipment and leasehold improvements             (186,036)       (64,654)      (1,637,070)
   Proceeds from maturity of investments                            --             --          4,000,000
   Loans to related parties                                      (30,000)          --           (190,000)
                                                       -----------------   ------------     ------------

           Net cash used in investing activities                (216,036)       (64,654)      (1,737,220)
                                                       -----------------   ------------     ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                        150,000      8,664,060       29,303,508
   Receipt of Private Placement proceeds                       1,278,700           --          1,278,700
   Proceeds from notes payable to related parties                   --             --          4,694,500
   Proceeds from line of credit                                     --             --            375,000
   Repayment of notes payable and line of credit                    --         (600,000)      (1,581,111)
   Principal payments for obligations under
        capital lease                                               --          (51,989)        (776,513)
   Payments received for notes receivable from
        stockholders                                                --             --              2,147
   Repurchase of common stock                                       --             --             (1,510)
   Net proceeds from exercise of warrants                           --             --             19,505
   Net proceeds from exercise of stock options                      --              638            1,843
                                                       -----------------   ------------     ------------

   Net cash provided by financing activities                   1,428,700      8,012,709       33,316,069
                                                       -----------------   ------------     ------------

Net increase (decrease) in cash and cash equivalents          (1,046,896)     6,070,823        9,170,307

Cash and cash equivalents at beginning of period              10,217,203         68,245             --
                                                       -----------------   ------------     ------------

Cash and cash equivalents at end of period             $       9,170,307   $  6,139,068     $  9,170,307
                                                       =================   ============     ============

Supplemental cash flow information:
   Cash paid for income taxes                          $            --     $      1,600     $      4,200
                                                       =================   ============     ============
   Cash paid for interest                              $            --     $     30,695     $    355,139
                                                       =================   ============     ============
Noncash financing activities:
   Common stock issued in exchange for notes
        receivable from stockholders                   $            --     $       --       $    107,385
                                                       =================   ============     ============
   Equipment purchased under capital
        lease obligation                               $            --     $       --       $    855,022
                                                       =================   ============     ============
   Stock dividend                                      $            --     $       --       $          5
                                                       =================   ============     ============
   Common stock issued in exchange for note
        payable to David Blech and others              $            --     $       --       $  3,594,500
                                                       =================   ============     ============
   Repurchase of common stock in exchange for notes
        receivable from stockholders                   $            --     $       --       $     13,665
                                                       =================   ============     ============
   Receivable for common stock issued in
      Private Placement                                $            --     $       --       $  1,278,700
                                                       =================   ============     ============

      See accompanying notes to condensed consolidated financial statements

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, and results of operations for the three months ended March 31, 1997 and 1996 and for the period from April 20, 1992 (date of incorporation) to March 31, 1997, and changes in cash flows for the three months ended March 31, 1997 and 1996, and for the period from April 20, 1992 (date of incorporation) to March 31, 1997.

     These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1996 and 1995, which are included as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The Company's condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI). All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain items have been reclassified to conform with current financial statement presentation.


(2)  STOCK OPTION PLANS

1993 Stock Option Plan

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected dividend yield 0.0%; expected volatility of 104.7%; risk-free interest rate of 6.80%; and an expected life of 7 years.

As of March 31, 1997, options to purchase 312,601 shares were exercisable under the option plan at the weighted average exercise price of $1.41.

During 1997, the Company had the following activity under the 1993 Stock Option
Plan:

                                                                         Stock Options Outstanding
                                                               -------------------------------------------
                                                                                       Weighted-average
                                                                       Number of           exercise
                                                                        shares          price per share
                                                               ------------------      -------------------
        Balance as of December 31, 1996                              953,140                 $2.10

             Options granted                                          39,500                  2.35

             Options canceled or expired                             (15,969)                 1.88

             Options exercised                                             -                     -

        Balance as of March 31, 1997                                 976,671                 $1.89
                                                                ==================

The weighted average fair value of options granted during 1997 was $2.05.

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

(2)  STOCK OPTION PLANS (CONTINUED)


The following table summarizes information about stock options outstanding at March 31, 1997:

                                                   Options outstanding                                  Options exercisable
                           ----------------------------------------------------------------         ----------------------------
   Range of                                       Weighted-average         Weighted-average                     Weighted-average
   exercise                     Number             remaining years             exercise               Number         exercise
    prices                    outstanding           to expiration               price               exercisable        price
------------               ----------------       ----------------         ----------------         -----------  ---------------


   $0.03                            29,124                5.95                     $0.03             22,444          $0.03
1.00 to 1.50                       208,334                6.43                      1.29            194,390           1.28
1.56 to 2.44                       848,129  (1)           8.86                      2.05             94,283           1.96
2.50 to 4.81                        39,250                9.53                      2.65                916           3.55
5.25 to 6.19                         1,834                7.95                      5.76                568           5.25
                           ---------------                                                          -------
                                 1,126,671                8.54                     $1.89            312,601          $1.41
                           ===============                                                          =======


(1) Includes 150,000 options issued outside of the 1993 Stock Option Plan, which have the same terms as the 1993 Stock Option Plan.

Directors Stock Option Plan

     There was no activity under the Directors Stock Option Plan during 1997.

     As of March 31, 1997, options to purchase 10,164 shares were exercisable under the Directors Option Plan at the weighted-average exercise price of $1.56.

     The following table summarizes information on stock options outstanding at March 31, 1997:

                                                   Options outstanding                                    Options exercisable
                              ---------------------------------------------------------------         -----------------------------
   Range of                                         Weighted-average         Weighted-average                      Weighted-average
   exercise                      Number             remaining years             exercise                Number         exercise
    prices                    outstanding           to expiration                price                exercisable        price
------------                  -----------           -------------            ----------------         ------------ ----------------

1.00 to 1.38                     10,000                 7.50                       $1.38                 4,832         $1.38
1.56 to 1.88                     20,000                 8.58                        1.72                 5,332          1.73
    2.19                         10,000                 9.50                        2.19                   --           ----
                                 ------                                                                 -------

                                 40,000                 8.54                       $1.75                10,164         $1.56
                                 ======                                                                 =======

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

(2) STOCK OPTION PLANS (CONTINUED)

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

                                                                                            March 31, 1997
                                                                                            --------------
           Net loss                                 As reported                               $(1,850,684)
                                                    Pro forma                                 $(1,965,986)

           Net loss per share                       As reported                               $      (.08)
                                                    Pro forma                                 $      (.09)

     Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(3)  CAPITAL STOCK

     In January 1997, the Company issued 37,500 shares of the Company's common stock in connection with the Cardiosol Acquisition. At December 31, 1996 these shares were included in common stock subscribed.

     In January 1997, the Company received $150,000 from Boehringer Mannheim Corporation for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share pursuant to a binding obligation to purchase such shares in accordance with the terms of the Boehringer Mannheim letter of intent. As of March 31, 1997, these shares are included in common stock subscribed.


(4)  LITIGATION

     The Company and five of its past or present directors and/or officers are named as defendants in Katz vs. Blech, 95 Civ. 7215 (S.D.N.Y ("Katz") and Degulis vs. LXR Biotechnology Inc., et al., 95 Civ. 4204 (S.D.N.Y) ("Degulis"). In addition, one of the five, Mark Germain, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

(4)  LITIGATION (CONTINUED)

     All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out of the Company's Initial Public Offering and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities and Exchange Act of 1934, including misrepresentations and omissions in connection with the Initial Public Offering and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the Initial Public Offering, the leveraged financial condition of the Company's underwriter,
D. Blech & Co., and its principal David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principle market maker for the Company's shares following the Initial Public Offering, and that
D. Blech & Co.'s extended financial commitments would affect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices.

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

     The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage for reasonable attorneys fees in the defense of the four current and former directors and/or officers referenced above, but the carrier has refused to provide indemnity or defense costs for the Company. The Company and the carrier have entered into an allocation agreement whereby 83% of the defense costs related to the Katz and Degulis (not including any defense costs incurred by Mr. Germain) will be borne by the carrier, with the remaining 17% to be borne by the Company. The carrier is not obligated to make any payments until a $250,000 deductible (applicable to all covered claims, in the aggregate) under the policy is exhausted. As of March 31, 1997, claims made for expenses related to this litigation have been expensed by the Company and have not exceeded the deductible amount of $250,000. No agreement exists between the Company and the carrier with respect to coverage for Mr. Germain's defense, or for the Company with respect to defense costs incurred in In re Blech prior to its dismissal from that action. The extent to which costs of defending the litigation will ultimately be covered by insurance is not yet known. The extent to which insurance would cover any settlement or judgment has not been determined and may not be determined until the litigation is completed.

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

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


(5) LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

University of Tennessee

     In January 1997, the Company entered into an exclusive license and three-year research agreement with the University of Tennessee and the University of Tennessee Research Corporation related to certain patent applications and technology. As consideration for the agreement, the Company agreed to fund research in the amount of $70,000 per year for three years, with the third year's funding contingent upon meeting certain milestones.


(6)     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not expect its net loss per share presentation will be affected by SFAS No. 123.

(7)     SUBSEQUENT EVENT

Note Payable

     In April 1997, the Company negotiated a loan of $200,000 secured by existing equipment and a loan of up to $500,000 for the purchase of new equipment. Loan payments will be made monthly over a three year term with a final balloon payment equal to 10% of the original loan. In connection with the loan obligation, the Company has agreed to issue a warrant to purchase 27,000 shares of the Company's common stock at $2.1875 per share. The warrant expires in April 2004.

Collaborative Research Agreements

     In April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. In exchange for the services to be provided by Oxford, the Company has agreed to make payments totaling $650,000 through February, 1998 and is obligated to make certain future royalty payments on any products the Company may develop under the agreement.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended March 31, 1997 compared to the Three Months Ended March 31, 1996

     The following analysis contains forward looking statements regarding, among other things, product development and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. For a discussion of certain of these risks and uncertainties, please see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and "Factors Affecting Future Results" below.

     The Company had grant revenues of $22,197 for the three months ended March 31, 1997 compared to grant revenues of $10,544 for the three months ended March 31, 1996. The Company's sources of revenues for 1997 include remaining grant revenues related to Maspin of approximately $35,000 and potential license fee revenue under the Perkin-Elmer License Agreement. The Company does not have any commercially available products (other than the Company's Scanning Laser Digital Imager, being marketed by Perkin Elmer) and does not anticipate generating any significant revenues for at least the next several years.

     The Company's research and development expenses were $1,305,814 for the three months ended March 31, 1997 compared to $1,210,241 for the three months ended March 31, 1996. These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, clinical trial costs, legal fees for patents and other research related expenditures. Research and development costs increased primarily due to increased salary and benefits costs resulting from an increase in the number of research personnel. The increase in personnel costs was partially offset by a decrease in research collaboration costs resulting from the termination of the research support agreements with the Dana Farber Cancer Institute and the University of Kentucky, as well as a decrease in patent legal fees and depreciation.

     The Company expects research and development expenses to increase over the next twelve months in order to continue the Company's research and development programs for Cardiosol, Lexirin, Elirex, Maspin, and SLDI; to fund possible clinical trials of Lexirin, HK-Cardiosol and CP-Cardiosol; and to support limited research in areas such as Bak, SARP and Fas(DELTA)TM. See "Research and Development Plans" below. Additionally, in April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. This agreement requires the Company to pay Oxford $650,000 over the next twelve months. Although the Company plans for research and development spending to continue to increase substantially over the next several years as the Company expands its research and development efforts and undertakes clinical studies with respect to certain of its projects, such expansion of operations remain contingent upon the Company's ability to obtain additional amounts of capital resources. Unless and until such funds are received, research and development activities will be limited to the Company's available resources. See "Liquidity and Capital Resources" below.

     General and administrative expenses were $697,297 for the three months ended March 31, 1997 compared to $512,707 for the three months ended March 31, 1996. This increase is primarily due to increased personnel costs, increased legal costs related to litigation, and an increase in facility costs related to amending the Company's office lease to add 4,100 square feet. Future general and administrative expenses are anticipated to increase to support the Company's expansion of the research and development activities and possibly due to increased legal expenses resulting from the securities lawsuits brought against the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Interest income, net of interest expense increased to $130,630 for the three months ended March 31, 1997 from $60,927 for the three months ended March 31, 1996. The increase in net interest income was due to interest earned on a larger average investment balance in the first quarter of 1997 as compared to the first quarter of 1996, as well as a decrease in interest expense in 1997. The Company expects interest expense to increase as a result of the financing of up to $700,000 for the construction and purchase of equipment associated with the Company's GMP manufacturing facility under construction by the Company. See "Liquidity and Capital Resources" below.

     The Company's net loss increased to $1,850,684 for the three months ended March 31, 1997 compared to $1,655,777 for the three months ended March 31, 1996, reflecting the Company's increased expenses in 1997. As of March 31, 1997, the Company had an accumulated deficit of $25,366,403. The Company expects to continue to incur substantial losses over the next several years as it expands its research and development efforts and undertakes preclinical and clinical studies.

Liquidity and Capital Resources

     During the first quarter of 1997, the Company received $150,000 from Boehringer Mannheim ("Boehringer") for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share in accordance with the Boehringer Mannheim letter of intent. In addition, the Company received $1,278,700 in cash for the Private Placement receivable. As of March 31, 1997, the Company's sources of capital consisted of approximately (i) $9.2 million in cash and cash equivalents, (ii) interest from investments, (iii) grant revenues related to Maspin of which only $35,000 is currently committed and (iv) potential payments under the Perkin-Elmer License Agreement. In addition, during 1997 the Company negotiated financing of approximately $700,000 in connection with the construction of the Company's pilot manufacturing facility. The Company believes these resources are sufficient to fund the Company's operations through 1997. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company depleting its funds before that time.

     The Company does not have any committed sources of future equity or debt funding. Accordingly, the Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds, beyond 1997. Although the Company is currently expending significant efforts to obtain the additional funding necessary to fund the Company's operations beyond 1997, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

Research and Development Plans

     The Company's resources are currently focused on the research and development programs for Cardiosol, Lexirin, Elirex, Maspin, and SLDI, on possible clinical trials of Lexirin, HK-Cardiosol and CP-Cardiosol, and on limited research in areas such as BAK, SARP and Fas(DELTA)TM. In addition, the Company has recently entered into the agreement with Oxford for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways.

     The Company completed its Phase I trials for Lexirin for the suppression of several diarrhea associated with the pathogenesis of AIDS and a final report on the results is expected in the second quarter of 1997. During Phase I testing, Lexirin appears to have been well tolerated by patients. The Company is currently preparing for the Phase I/II trial which is designed to test higher doses of Lexirin in HIV patients with chronic diarrhea. The Company intends to request FDA approval to commence a Phase I/II trial for the suppression of diarrhea in AIDS patients and a Phase I/IIa trial for the suppression of chemotherapy induced diarrhea by the end of the third quarter of 1997.

     The Company is focusing its research and development efforts relating to the suppression of apoptosis in the heart on the Cardiosol technology. The Company plans to file an Investigational Drug Exemption ("IDE") with the FDA to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients by the end of the third quarter of 1997. The Company also plans to file an Investigational New Drug ("IND") application with the FDA to begin clinical studies of CP-Cardiosol as a cardioplegic solution by the end of the third quarter of 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Research and Development Plans (continued)

     The Company currently is conducting preclinical studies of Elirex in animals for ischemic heart attack, stroke and liver transplantation. During 1997, the Company expects to evaluate the results of the preclinical data and determine whether to file an IND to commence clinical studies and/or to pursue collaborative partnerships for further research and development of Elirex.

     Pursuant to the Letter of Intent with Boehringer Mannheim, the Company and Boehringer are currently conducting preclinical studies to assess the efficacy and toxicity of Maspin. Based on the results of the studies, which are expected in the third quarter of 1997, the Company and Boehringer will determine whether to proceed with further research and development efforts. However, Boehringer has no obligation to proceed with the project.

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

     As of March 31, 1997, the Company employed 58 employees, including 53 full-time employees. Over the next 12 months, the Company expects to increase its number of employees to approximately 65 to support the Company's increased research and development efforts and expanding manufacturing and clinical trial activities. Further increases in employees may occur as the Company increases its spending in efforts to undertake clinical studies.

     In 1996, The Company amended the terms of its laboratory and office lease to extend the term and add approximately 4,100 square feet of space. The additional space is being used for the Company's expanding clinical trial activities and new pilot GMP manufacturing facility for producing materials for clinical trials.

     The Company's capital expenditures for the first quarter of 1997 were approximately $186,000. The Company expects that capital expenditures for 1997 will continue to increase as a result of the pilot manufacturing facility which is currently under construction. Over the next twelve months, the Company estimates the total cost of constructing and equipping the new GMP manufacturing facility will be approximately $800,000 to $1,000,000. The Company has negotiated financing for approximately $700,000 to finance a portion of this construction, as well as the purchase of manufacturing and other laboratory equipment related thereto. Total capital expenditures for facility enhancements and related equipment are expected to be approximately $1.2 million over the next twelve months.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Future Capital Needs; Uncertainty of Additional Funding

     The Company will require substantial additional funds to continue the research and development programs and preclinical and clinical testing of its potential pharmaceutical and medical device products and conduct marketing of any products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the cost of constructing and equipping the Company's pilot manufacturing facility, the cost of purchasing additional capital equipment, and legal expenses incurred in connection with defending certain lawsuits that have been brought against the Company (described above in Item 1). Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through the end of 1997. However, there can be no assurance that unanticipated changes or other events affecting the Company's operating expenses will not result in the expenditure of proceeds before the estimated time.

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

History of Losses; Uncertainty of Future Profitability

     The Company has incurred significant operating losses since its inception in 1992. At March 31, 1997, the Company had an accumulated deficit of approximately $25.4 million. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to potential payments from Perkin-Elmer under the Perkin-Elmer License Agreement, payments from Boehringer under the Maspin Letter of Intent, revenues from grants currently awarded to the Company and which may be awarded to the Company in the future, payments under research or product development relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future, and interest payments. There can be no assurance, however, that the Company will (i) receive any additional funds under the Perkin-Elmer Agreement, as Perkin-Elmer may terminate such agreement at any time in its discretion, (ii) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current very limited scope, (iii) be able to establish any additional relationships, (iv) enter into any license agreements, or (v) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability successfully to complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. The Company may never achieve significant revenue or profitable operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.    The following exhibits are attached hereto:
     --------

    Exhibit
    Number        Title
    ------        -----

    27.01         Financial Data Schedule.

-----------------------

(b)  Reports on Form 8-K.

     On January 31, 1997, the Company filed a report on Form 8-K reporting the final closing of its December 1996 private placement.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LXR BIOTECHNOLOGY INC.



     Date:  May      , 1997         By:   /s/ Mark J. Tomei
                                       --------------------------------------
                                    Mark J. Tomei
                                    Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

  Exhibit
   Number        Title
   ------        -----

   27.01         Financial Data Schedule.

-----------------------