Form 10QSB
period 1997-06-30
LXR BIOTECHNOLOGY INC
filed 1997-08-14
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


      [ X ]  Quarterly Report Under Section 13 or 15(d) of the
             Securities  Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

      [   ]  Transition Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

         For the transition period from _______________ to _____________

                         Commission file number 1-12968

                             LXR BIOTECHNOLOGY INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                  68-0282856
                  --------                                  -----------
       (State or other jurisdiction of                   ( I.R.S. Employer
       incorporation or organization)                   Identification No.)


                1401 Marina Way South, Richmond, California 94804
                    (Address of principal executive offices)

                                 (510) 412-9100
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:
Yes  [X]      No [ ]


At July 31, 1997 the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 21,781,175.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X].

                             LXR BIOTECHNOLOGY INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                       Page No.
                                                                                              --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1996                                             3

                  Condensed Consolidated Statements of Operations for
                  the three and six months ended June 30, 1997 and 1996 and for the period from April 20, 1992 (date of incorporation) to June
                  30, 1997                                                                        4

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1997 and 1996 and for the period from
                  April 20, 1992 (date of incorporation) to
                  June 30, 1997                                                                   5

                  Notes to Condensed Consolidated Financial Statements                            7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      12

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                              19

     Item 2.      Changes in Securities                                                          19

     Item 4.      Submission of Matters to a Vote of Security Holders                            19

     Item 6.      Exhibits and Reports on Form 8-K                                               19

SIGNATURES                                                                                       21

Part I  Financial Information
Item I  Financial Statements

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     Condensed Consolidated Balance Sheets

                                                               June 30,        December 31,
                                                                 1997              1996
                                                             ------------      ------------
                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $  6,674,730      $ 10,217,203
   Prepaid expenses                                               324,942            98,881
   Private placement receivable                                         -         1,278,700
   Other receivables                                               41,577            39,500
                                                             ------------      ------------

         Total current assets                                   7,041,249        11,634,284

   Equipment and leasehold improvements, net                    1,063,568           592,093
   Notes receivable from related parties                          190,000           160,000
   Deposits and other assets                                       46,204            32,315
                                                             ------------      ------------

         Total assets                                        $  8,341,021      $ 12,418,692
                                                             ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $    139,173      $    324,606
   Accrued expenses                                               354,347           584,049
   Deferred rent obligation                                       276,833           259,975
   Short-term portion of note payable                              82,048                 -
                                                             ------------      ------------

         Total current liabilities                                852,401         1,168,630

   Note payable, excluding short-term portion                     222,243                 -
                                                             ------------      ------------

         Total liabilities                                      1,074,644         1,168,630
                                                             ------------      ------------

Commitments and contingencies (notes 2, 5, 6 and 8)

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                             -                 -
   Common stock, $0.0001 par value; 45,000,000
     shares authorized; 21,963,187 and 21,924,687
     shares issued and outstanding  at June 30, 1997
      and December 31, 1996, respectively                           2,167             2,163
   Common stock subscribed; 187,500 shares at
      June 30, 1997 and December 31, 1996                              19                19
    Additional paid-in capital                                 34,933,072        34,778,774
    Deficit accumulated during the development stage          (27,653,706)      (23,515,719)
    Treasury stock, at cost; 182,012  shares at June 30,
     1997 and December 31, 1996                                   (15,175)          (15,175)
                                                             ------------      ------------

         Total stockholders' equity                             7,266,377        11,250,062
                                                             ------------      ------------

         Total liabilities and stockholders' equity          $  8,341,021      $ 12,418,692
                                                             ============      ============




See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                                                                                  April 20, 1992
                                                            Three Months                   Six Months                  (Date of
                                                               Ended                         Ended                 Incorporation)
                                                    ----------------------------    ----------------------------         to
                                                      June 30,         June 30,        June 30,       June 30,        June 30,
                                                        1997            1996            1997           1996            1997
                                                    ------------    ------------    ------------    ------------   -------------
Revenues

    Grant revenue                                   $     17,785    $     59,702    $     39,982    $     70,246    $    154,378
    Funded research                                       68,211               -          68,211               -          68,211
    License fee revenue                                        -               -               -               -         300,000
                                                    ------------    ------------    ------------    ------------   -------------

       Total revenues                                     85,996          59,702         108,193          70,246         522,589
                                                    ------------    ------------    ------------    ------------   -------------
Expenses incurred in the development stage
    Research and development                           1,673,666       1,122,624       2,979,480       2,332,865      19,888,187
    General and administrative                           807,722         649,715       1,505,019       1,162,422       8,772,463
                                                    ------------    ------------    ------------    ------------   -------------

       Total expenses incurred in the development
            stage                                      2,481,388       1,772,339       4,484,499       3,495,287      28,660,650
                                                    ------------    ------------    ------------    ------------   -------------
       Loss from operations                           (2,395,392)     (1,712,637)     (4,376,306)     (3,425,041)    (28,138,061)
Interest income, net
    Interest income                                      108,489          69,684         239,119         150,868         844,577
    Interest expense                                           -         (12,882)              -         (33,139)       (354,617)
                                                    ------------    ------------    ------------    ------------   -------------

       Total interest income, net                        108,489          56,802         239,119         117,729         489,960
                                                    ------------    ------------    ------------    ------------   -------------
       Loss before income taxes                       (2,286,903)     (1,655,835)     (4,137,187)     (3,307,312)    (27,648,101)
Income taxes                                                 400           4,300             800           8,600           5,600
                                                    ------------    ------------    ------------    ------------   -------------
       Net loss                                     $ (2,287,303)   $ (1,660,135)   $ (4,137,987)   $ (3,315,912)   $(27,653,701)
                                                    ============    ============    ============    ============    ============
Net loss per share                                  $      (0.10)   $      (0.11)   $      (0.19)   $      (0.22)
                                                    ============    ============    ============    ============
Weighted average shares used to compute
    net loss per share                                22,006,097      15,684,128      22,002,733      15,121,566
                                                    ============    ============    ============    ============

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      April 20, 1992
                                                                                         (Date of
                                                                                       Incorporation)
                                                                                         through
                                                         Six Months Ended June 30,       June 30,
                                                          1997             1996           1997
                                                       ------------    ------------    ------------
Cash flows from operating activities                   $ (4,584,585)   $ (3,738,299)   $(24,733,567)
                                                       ------------    ------------    ------------

Cash flows from investing activities:

   Purchase of investments                                        -               -      (3,910,150)
   Purchase of equipment and leasehold improvements        (662,442)       (126,903)     (2,113,476)
   Proceeds from maturity of investments                          -               -       4,000,000
   Loans to related parties                                 (30,000)              -        (190,000)
                                                       ------------    ------------    ------------

         Net cash used in investing activities             (692,442)       (126,903)     (2,213,626)
                                                       ------------    ------------    ------------

Cash flows from financing activities:

   Net proceeds from sale of common stock                   150,000       8,630,967      29,303,508
   Receipt of Private Placement proceeds                  1,278,700               -       1,278,700
   Proceeds from notes payable to related parties                 -               -       4,694,500
   Proceeds from line of credit                                   -               -         375,000
   Proceeds from note payable                               304,291               -         304,291
   Repayment of notes payable and line of credit                  -        (600,000)     (1,581,111)
   Principal payments for obligations under
        capital lease                                             -        (105,989)       (776,513)
   Payments received for notes receivable from
        stockholders                                              -               -           2,147
   Repurchase of common stock                                     -          (1,510)         (1,510)
   Net proceeds from exercise of warrants                         -               -          19,505
   Net proceeds from exercise of stock options                1,563           1,424           3,406
                                                       ------------    ------------    ------------

   Net cash provided by financing activities              1,734,554       7,924,892      33,621,923
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents     (3,542,473)      4,059,690       6,674,730

Cash and cash equivalents at beginning of period         10,217,203          68,245               -
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of period             $  6,674,730     $ 4,127,935    $  6,674,730
                                                       ============     ===========    ============

                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        April 20, 1992
                                                                                          (Date of
                                                                                        Incorporation)
                                                                                          through
                                                          Six Months Ended June 30,       June 30,
                                                          1997                1996         1997
                                                      --------------      ------------   ----------
Supplemental cash flow information:
   Cash paid for income taxes                         $        1,600      $      5,500   $    5,800
                                                      ==============      ============   ==========
   Cash paid for interest                             $        -          $     38,114   $  355,139
                                                      ==============      ============   ==========
Noncash financing activities:

   Common stock issued in exchange for notes
        receivable from stockholders                  $        -          $      -       $  107,385
                                                      ==============      ============   ==========
   Equipment purchased under capital
        lease obligation                              $        -          $      -       $  855,022
                                                      ==============      ============   ==========
   Stock dividend                                     $        -          $     -        $        5
                                                      ==============      ============   ==========
   Common stock issued in exchange for note
        payable to David Blech and others             $        -          $      -       $3,594,500
                                                      ==============      ============   ==========
   Repurchase of common stock in exchange for notes
        receivable from stockholders                  $        -          $      3,500   $   13,665
                                                      ==============      ============   ==========
   Receivable for common stock issued in
     Private Placement                                $        -          $      -       $1,278,700
                                                      ==============      ============   ==========




See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1997

(1)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, and results of operations for the three months and six months ended June 30, 1997 and 1996 and for the period from April 20, 1992 (date of incorporation) to June 30, 1997, and changes in cash flows for the six months ended June 30, 1997 and 1996, and for the period from April 20, 1992 (date of incorporation) to June 30, 1997.

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

(2)   NOTE PAYABLE

      In May 1997, the Company entered into an agreement providing for a loan of $200,000 secured by existing equipment and a loan of up to $500,000 for the purchase of new equipment ("Equipment Loan"). In accordance with the Equipment Loan, loan payments will be made monthly over a three year term with a final balloon payment equal to 10% of the original loan. As of June 30, 1997, there was $304,291 outstanding under the Equipment Loan at an effective interest rate of approximately 15.6%. In connection with the Equipment Loan, the Company issued warrants to purchase 27,000 shares of the Company's common stock at $2.1875 per share. The warrants expire in May 2004.

      The Equipment Loan is secured by furniture and equipment with a net book value of $625,038 at June 30, 1997.

      Future minimum principal payments under the Equipment Loan as of June 30, 1997 are as follows:

                   Year ending
                   December 31
                   -----------
                       1997                            $ 38,522
                       1998                              90,335
                       1999                             104,476
                       2000                              70,958
                                                       --------
                                                       $304,291
                                                       ========

(3)   CAPITAL STOCK

      In January 1997, the Company issued 37,500 shares of the Company's common stock in connection with the Cardiosol Acquisition. At December 31, 1996 these shares were included in common stock subscribed.

      In January 1997, the Company received $150,000 from Boehringer Mannheim Corporation ("Boehringer") for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share pursuant to a binding obligation to purchase such shares in accordance with a letter of intent for a research collaboration with Boehringer related to Maspin (the "Boehringer Letter of Intent"). As of June 30, 1997, these shares have not been issued and are included in common stock subscribed.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


(4)   STOCK OPTION PLANS

      1993 Stock Option Plan

      The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected dividend yield 0.0%; expected volatility of 1.032%; risk-free interest rate of 6.53%; and an expected life of 7 years.

      In June 1997, the Company's shareholders approved the proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of common stock authorized and reserved for issuance from 1,049,850 shares to 1,849,850.

      As of June 30, 1997, options to purchase 333,773 shares were exercisable under the option plan at the weighted average exercise price of $1.44.

      During 1997, the Company had the following activity under the 1993 Stock Option Plan:

                                               Stock Options Outstanding
                                               -------------------------
                                                            Weighted-average
                                             Number of         exercise
                                               shares       price per share
                                               ------       ---------------
      Balance as of December 31, 1996          953,140           $1.84

          Options granted                       72,750            2.27

          Options canceled or expired          (17,970)           1.86

          Options exercised                     (1,000)           1.56
                                             ---------
      Balance as of June 30, 1997            1,006,920           $1.90
                                             =========

      The weighted average fair value of options granted during 1997 was $1.96.

      The following table summarizes information about stock options outstanding at June 30, 1997:

                                   Options outstanding                     Options exercisable
                      ---------------------------------------------     -------------------------
                                         Weighted          Weighted                      Weighted
        Range of                         average           average                       average
        exercise        Number        remaining years      exercise       Number         exercise
         prices       outstanding      to expiration        price       exercisable       price
         ------       -----------      -------------        -----       -----------       -----
         $0.03            29,124           5.70             $0.03          24,186         $0.03
      1.00 to 1.50       208,334           6.18              1.29         198,701          1.28
      1.56 to 2.44       870,378(1)        8.65              2.06         108,864          1.98
      2.50 to 4.81        47,250           9.40              2.42           1,122          3.55
      5.25 to 6.19         1,834           7.70              5.76             900          5.55
                       ---------                                          -------
                       1,156,920(1)        8.34             $1.90         333,773         $1.44
                       =========                                          =======


      (1) Includes 150,000 options issued outside of the 1993 Stock Option Plan, which have the same terms as options granted under the 1993 Stock Option Plan.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


(4)  STOCK OPTION PLANS (CONTINUED)

      Directors Stock Option Plan

      There was no activity under the Directors Stock Option Plan during 1997.

      As of June 30, 1997, options to purchase 11,664 shares were exercisable under the Directors Option Plan at the weighted-average exercise price of $1.57.

      The following table summarizes information on stock options outstanding at June 30, 1997:

                                   Options outstanding                     Options exercisable
                       ---------------------------------------------      -----------------------
                                        Weighted           Weighted                      Weighted
        Range of                         average            average                       average
        exercise         Number       remaining years       exercise         Number       exercise
         prices        outstanding     to expiration         price        exercisable      price
         ------        -----------     -------------         -----        -----------      -----
      1.00 to 1.38       10,000            7.25              $1.38           5,332           .38
      1.56 to 1.88       20,000            8.33               1.72           6,332          1.73
          2.19           10,000            9.25               2.19              --            --
                         ------                                            -------
                         40,000            8.29              $1.75          11,664         $1.57
                         ======                                            ======


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

                                                             June 30, 1997
                                                             -------------
         Net loss                      As reported           $(4,137,987)
                                       Pro forma             $(4,375,796)

         Net loss per share            As reported           $     (0.19)
                                       Pro forma             $     (0.20)

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

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


(5)   LITIGATION

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

      All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out of the Company's Initial Public Offering and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities and Exchange Act of 1934, including misrepresentations and omissions in connection with the Initial Public Offering and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the Initial Public Offering, the leveraged financial condition of the Company's underwriter, D. Blech and Company Incorporated ("D. Blech & Co.") and its principal David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principal market maker for the Company's shares following the Initial Public Offering, and that D. Blech & Co.'s extended financial commitments would affect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices.

      The Company has agreed to indemnify and/or advance defense costs to each of the current or former officers and directors who are named as defendants in the litigation. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1998 and the termination of the tolling agreement.

      The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage, subject to the terms and conditions of the policy, for the current and former directors and/or officers. There is no insurance coverage for the Company itself. The extent to which costs of defending the litigation will ultimately be covered by insurance is not yet known. The extent to which insurance would cover any settlement or judgment has not been determined and may not be determined until the litigation is completed.

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

(6)   LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

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

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


(6)   LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)

      Oxford Asymmetry, Limited

      In April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. In exchange for the services to be provided by Oxford, the Company has agreed to make payments totaling $650,000 through February, 1998 and is obligated to make certain future royalty payments on any products the Company may develop under the agreement. As of June 30, 1997, the Company has made payments of $162,500 related to the Oxford agreement of which approximately $127,000 is included in research and development expense for the six months ended June 30, 1997.

      Boehringer Mannheim

      As of June 30, 1997, the Company has received approximately $68,000 from Boehringer to fund its research of Maspin for the treatment of cancer. The amount received has been recorded as revenue as of June 30, 1997. In addition, the Company has received $150,000 for the purchase of 37,500 shares of the Company's common stock. (Note 3)

      Other Agreements

      The Company has committed to fund up to $435,000 under various other research and collaborative agreements and up to $490,000 under a clinical service agreement. In most cases, the Company's obligations under these agreements can be terminated upon 30 days notice.

(7)   RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not expect its net loss per share presentation will be affected by SFAS No. 128.

(8)   SUBSEQUENT EVENTS

      Notes Payable

      In July 1997, the Company drew down approximately $206,000 in funds under the Equipment Loan, resulting in a remaining amount of approximately $164,000 available under the Equipment Loan. (Note 2)

      Stock Options

      In August, 1997, pursuant to the 1993 Stock Option Plan, the Company granted to employees options to purchase approximately 330,300 shares of Company's common stock at an exercise price of $1.875 per share. These options vest 25% after one year and as to 2.083% of the shares each month thereafter.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis contains forward looking statements regarding, among other things, product development plans, product efficacy and safety, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company's Form 10-QSB for the quarter ended March 31, 1997 and "Factors Affecting Future Results" below.

      PLAN OF OPERATIONS

      The Company's resources are currently focused on the research and development programs for Cardiosol, Elirex, Maspin, SLDI, and Lexirin, on possible clinical trials of HK-Cardiosol and CP-Cardiosol, and on limited research in areas such as BAK, Fas(DELTA)TM, and SARP. The Company will also conduct limited research on new technology which may permit the sex of a fetus to be determined as early as six weeks after conception, based on an analysis of DNA in the mother's urine. The Company believes this technology may also have applications in cancer detection and diagnosis. In addition, the Company has entered into an agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways.

      The Company is focusing its research and development efforts relating to the suppression of apoptosis in the heart on the Cardiosol technology. The Company plans to file an Investigational Drug Exemption ("IDE") with the FDA to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients by the third quarter of 1997. The Company also plans to file an Investigational New Drug ("IND") application with the FDA to begin clinical studies of CP-Cardiosol as a cardioplegic solution by the end of 1997.

      The Company currently is conducting preclinical studies of Elirex in animals for ischemic heart attack, stroke and liver transplantation applications. Based on the results to date of the preclinical studies for Elirex, the Company expects to pursue a collaborative partnership for further research and development of Elirex, and to consider filing an IND to commence clinical studies within the next nine to twelve months.

      Pursuant to the Boehringer Letter of Intent, the Company and Boehringer are currently conducting preclinical studies to assess the efficacy and toxicity of Maspin. Based on the results of the studies, which are expected in the third quarter of 1997, the Company and Boehringer will determine whether to proceed with further research and development efforts. However, Boehringer has no obligation to proceed with the project.

      The Company expects to continue to support the efforts of the Perkin-Elmer Corporation ("Perkin-Elmer") to develop the Company's scanning laser digital imaging ("SLDI") technology.

      The Company completed its Phase I trials for Lexirin and preliminary results indicated it was tolerated in AIDS patients and that no adverse reactions were encountered. However, in light of the growing use of triple drug therapy for HIV infection and concomitant decrease in side effects suffered by patients infected with HIV, LXR has decided to reallocate its resources to the development of its candidate systems to preserve and protect organ function, including HK-Cardiosol, CP-Cardiosol and Elirex, for which the Company believes there are larger markets and more pressing needs. The Company intends to continue to analyze the market for AIDS related diarrhea therapy outside the U.S. and to evaluate Lexirin for potential applications in other markets, including cancer chemotherapy and radiotherapy.

      The Company plans to seek additional corporate partners for its research and development activities. However, there can be no assurance that the Company will be able to secure any new corporate partner relationships. In addition to the studies mentioned above, the Company is funding research at the University of Tennessee during 1997, and may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      PLAN OF OPERATIONS (CONTINUED)

      As of June 30, 1997, the Company employed 62 employees, including 58 full-time employees. Over the next 12 months, the Company expects to increase its number of employees to approximately 72 to support the Company's increased research and development efforts and expanding manufacturing and clinical trial activities. Further increases in employees may occur as the Company increases its spending efforts to undertake clinical studies.

      In 1996, the Company amended the terms of its laboratory and office lease to extend the term and add approximately 4,100 square feet of space. The additional space is being used for the Company's expanding clinical trial activities and new pilot GMP manufacturing facility for producing materials for clinical trials.

      The Company's capital expenditures for the first half of 1997 were approximately $660,000. The Company expects that capital expenditures for 1997 will continue to increase as a result of the pilot manufacturing facility which is currently under construction. The Company estimates the total cost of constructing and equipping the new GMP manufacturing facility will be approximately $800,000 to $1,000,000, of which approximately $420,000 has been incurred as of June 30, 1997. The Company has secured the Equipment Loan of $700,000 to finance capital expenditures for 1997. Total capital expenditures, including amounts remaining for the manufacturing facility are expected to be approximately $600,000 over the next twelve months. In addition, the Company expects to receive approximately $400,000 in contributed equipment under the Perkin-Elmer License Agreement (as defined below).

      RESULTS OF OPERATIONS

      Six Months Ended June 30, 1997 compared to the Six Months Ended June 30, 1996

      The Company had revenues of $85,996 and $108,193 for the three and six months ended June 30, 1997 compared to revenues of $59,702 and $70,246 for the three and six months ended June 30, 1996. The increase in revenue was primarily due to a $68,211 payment for funded research provided by Boehringer in the second quarter of 1997, partially offset by reduced grant revenues. The Company's remaining sources of revenues for 1997 include grant revenues related to Maspin of approximately $17,000, potential research revenue of up to $182,000 under the Boehringer Letter of Intent and license fee revenue under a license agreement with the Perkin-Elmer relating to SLDI technology (the "Perkin-Elmer License Agreement"). The Company believes it has met a milestone under the Perkin-Elmer License Agreement and expects to receive $300,000 in cash milestone payments and $400,000 in equipment during the third quarter of 1997. The Company does not have any commercially available products (other than the Company's Scanning Laser Digital Imager, being marketed by Perkin-Elmer) and does not anticipate generating any significant revenues for at least the next several years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS (CONTINUED)

      The Company's research and development expenses were $1,673,666 and $2,979,480 for the three and six months ended June 30, 1997 compared to $1,122,624 and $2,332,865 for the three and six months ended June 30, 1996. These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, legal fees for patents and other research related expenditures. Research and development costs increased primarily due to increased salary and benefits costs resulting from an increase in the number of research personnel, increased research collaboration costs resulting from the new agreement with Oxford and increases in clinical trial and toxicology study costs. The increase in research and development expenses was partially offset by a decrease in patent legal fees, depreciation expense and certain collaboration expenses resulting from the termination of research agreements with the University of Kentucky and the Dana Farber Cancer Institute.

      The Company expects research and development expenses to continue to increase over the next twelve months in order to continue the Company's research and development programs for Cardiosol, Elirex, Maspin, SLDI and Lexirin; to fund possible clinical trials of HK-Cardiosol and CP-Cardiosol; and to support limited research in areas such as Bak, SARP, Fas(DELTA)TM and certain new technology based upon the detection of DNA in urine. See "Plan of Operations" above.

      Additionally, in April 1997, the Company entered into a research collaboration agreement with Oxford for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. As of June 30, 1997, the Company has paid $162,500 under the Oxford Agreement and is committed to $487,500 in payments through February 1998.

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

      General and administrative expenses were $807,722 and $1,505,019 for the three and six months ended June 30, 1997 compared to $649,715 and $1,162,422 for the three and six months ended June 30, 1996. This increase is primarily due to increased personnel costs, increased legal costs related to litigation, and an increase in facility costs due to a larger facility. Future general and administrative expenses are anticipated to increase to support the Company's expansion of research and development activities and possibly due to increased legal expenses resulting from the securities lawsuits currently pending against the Company and certain of its past and present officers and directors.

      Interest income, net of interest expense, increased to $108,489 and $239,119 for the three and six months ended June 30, 1997 from $56,802 and $117,729 for the three and six months ended June 30, 1996. The increase in net interest income was due to interest earned on a larger average investment balance in the first half of 1997 as compared to the first half of 1996, as well as a decrease in interest expense in 1997. The Company expects interest expense to increase as a result of borrowings under the Equipment Loan. Further increases are expected as the Company borrows the remaining amount available under the Equipment Loan. See "Liquidity and Capital Resources" below.

      The Company's net loss increased to $2,287,303 and $4,137,987 for the three and six months ended June 30, 1997 compared to $1,660,135 and $3,315,912 for the three and six months ended June 30, 1996, reflecting the Company's increased expenses in 1997. As of June 30, 1997, the Company had an accumulated deficit of $27,653,706. The Company expects to continue to incur substantial losses over the next several years as it expands its research and development efforts and continues to undertake preclinical and clinical studies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

      In January 1997, the Company received $150,000 from Boehringer for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share in accordance with the Boehringer Letter of Intent. In addition, the Company received $1,278,700 in cash for the Private Placement receivable and approximately $330,000 in funds borrowed under the Company's Equipment Loan. As of June 30, 1997, the Company's sources of capital consisted of approximately (i) $6.7 million in cash and cash equivalents, (ii) interest from investments, (iii) $17,000 in currently committed grant revenues related to Maspin, (iv) potential research revenue of up to $182,000 under the Boehringer Letter of Intent, (v) approximately $300,000 in license fee revenue under the Perkin-Elmer License Agreement and (vi) approximately $400,000 of equipment to be contributed under the Perkin-Elmer License Agreement. In addition, during 1997, the Company secured financing of approximately $700,000 in connection with the construction of the Company's pilot manufacturing facility, of which approximately $370,000 remains available under the Equipment Loan at June 30, 1997. The Company believes these resources are sufficient to fund the Company's operations through 1997. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company depleting its funds before that time.

      The Company does not have any committed sources of future equity or debt funding other than noted above. Accordingly, the Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds, beyond 1997. Although the Company is currently expending significant efforts to obtain the additional funding necessary to fund the Company's operations beyond 1997, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

      FACTORS AFFECTING FUTURE RESULTS

      Future Capital Needs; Uncertainty of Additional Funding

      The Company will require substantial additional capital to fund its operations, including its research and development programs and preclinical and clinical testing of its potential pharmaceutical and medical device products, and to conduct marketing of any products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the cost of purchasing additional capital equipment, and legal expenses incurred in connection with defending certain lawsuits that have been brought against the Company (described above in Item 1). Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through 1997. However, there can be no assurance that unanticipated changes or other events affecting the Company's operating expenses will not result in the expenditure of available funds before the end of 1997.

      The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek additional funding through public or private financings and/or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional funding will be available from any of these sources, or if available, will be available on favorable or acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of its lead compounds. If the Company raises additional funds through public or private financings, such financings may result in substantial dilution to the Company's stockholders. In 1996, the Company issued a total of approximately 15 million shares and warrants therefor (or approximately 62% of the Company's total current outstanding stock, assuming all shares underlying warrants and other rights are outstanding) to raise needed funds. If the Company is able to enter into corporate partnerships to obtain funds, such arrangements will require the Company to relinquish certain rights to certain of its technologies on potential products that the Company would not otherwise relinquish. Failure to obtain additional funds will have a material adverse effect on the Company's operations.

      Early Stage of Development; Regulatory, Technological and Other Uncertainties

      LXR is at an early stage of development. Other than the SLDI microscope, a prototype of which was sold to Perkin-Elmer all of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of such potential products have been generated to date. Substantially all of the Company's resources have been and for the foreseeable future will continue to be dedicated to the Company's research programs and the development of potential pharmaceutical and medical device products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from any of these projects. All of the Company's drug and medical device candidates are in preclinical development. While the Company believes that the results attained to date in such preclinical studies generally support further research and development of these potential products, results attained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, the Company has not previously met its forecasted schedule for introducing products into clinical trials. Finally, the Company recently reassessed the market for Lexirin in the treatment of AIDS patents and decided not to proceed with further U.S. clinical trials of Lexirin in AIDS patients at this time. Similar assessments of market opportunities and priorities for allocating available resources may again affect the Company's decision to undertake or continue preclinical and/or clinical trials or otherwise continue to pursue research and development programs for its potential products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FACTORS AFFECTING FUTURE RESULTS (CONTINUED)

      The potential pharmaceutical products currently under development by the Company will require significant additional research and development and preclinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. The Company's potential pharmaceutical products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that the Company's novel approach to diagnosis and therapy will not be successful; that any or all of the Company's potential pharmaceutical products will be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that any of the Company's research and development activities will be successfully completed; that clinical trials will be allowed by the FDA or other regulatory authorities; that clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will result in any commercially viable pharmaceutical products.

      The Company's product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation, which has not been widely studied. There is, therefore, substantial risk that this approach will not prove to be successful. Moreover, the Company is applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies, many of which are much larger and better funded. Biotechnology in general and apoptosis modulation in particular are relatively new fields in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FACTORS AFFECTING FUTURE RESULTS (CONTINUED)

      History of Losses; Uncertainty of Future Profitability

      The Company has incurred significant operating losses since its inception in 1992. At June 30, 1997, the Company had an accumulated deficit of approximately $27.7 million. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to potential payments from Perkin-Elmer under the Perkin-Elmer License Agreement, potential payments from Boehringer under the non-binding Boehringer Letter of Intent, revenues from grants currently awarded to the Company and which may be awarded to the Company in the future, payments under research or product development relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future, and interest payments. There can be no assurance, however, that the Company will (i) receive any additional funds other than the $300,000 in license fee revenue and $400,000 in contributed equipment under the Perkin-Elmer License Agreement, as Perkin-Elmer may terminate such agreement at any time in its discretion, (ii) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current very limited scope, (iii) be able to establish any additional relationships, (iv) enter into any license agreements, or (v) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability successfully to complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. The Company may never achieve significant revenue or profitable operations.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FACTORS AFFECTING FUTURE RESULTS (CONTINUED)

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

ITEM 2.  CHANGES IN SECURITIES

      In May 1997, the Company issued warrants to purchase 27,000 shares of the Company's common stock at $2.1875 per share in connection with the Equipment Loan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 11, 1997, the Company held its Annual Meeting of Stockholders with the following results:

      1) The following individuals were elected as directors of the Company:

                                         Shares Voting           Shares
                                           in Favor             Withheld
                                         -------------        -------------
                Eugene Eidenberg          15,696,922             33,699
                Donald H. Picker          15,692,322             38,299
                L. David Tomei            15,678,222             52,399
                Mark J. Tomei             15,684,772             45,849
                Jack H. Watson, Jr.       15,695,922             34,699

      2) The proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 800,000 was approved with 15,180,874 shares cast in favor of the amendment, 453,435 shares voting against and 96,312 shares withheld and/or abstaining.

      3) The selection of KPMG Peat Marwick LLP as the Company's certified public accountants was ratified with 15,688,072 shares cast in favor of the selection, 31,850 shares voting against, and 10,699 shares withheld and/or abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are attached hereto:

       Exhibit
       Number     Title
       ------     -----
       10.01      1993 Stock Option Plan, as amended to date, and related Stock
                  Option Agreement and Exercise Agreement.

       10.38      Master Loan and Security Agreement between the Company and
                  Transamerica Business Credit Corporation dated May 13, 1997.

       10.39      Stock Subscription Warrant between the Company and Meier
                  Mitchell and Company, LLC dated May 13, 1997.

       10.40      Stock Subscription Warrant between the Company and
                  Transamerica Business Credit Corporation dated May 13, 1997.

     **10.41      Research and Development Agreement between the Company and
                  Oxford Asymmetry Limited, dated April 18, 1997.

       27.01      Financial Data Schedule.

      ** Confidential treatment has been requested with respect to certain portions of this document.

      (b) Reports on Form 8-K.

      On April 23, 1997, the Company filed a report on Form 8-K reporting Kenneth R. McGuire's purchase of 1,606,900 shares of the Company's common stock from Biotechnology Investment Group, L.L.C. and 437,666 shares of the Company's common stock from various trusts of which David Blech and members of Mr. Blech's family are beneficiaries.

      On June 13, 1997, the Company filed a report on Form 8-K reporting the Company's announcement that it would not proceed with further U.S. clinical trials of Lexirin in AIDS patients at that time.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LXR BIOTECHNOLOGY INC.



Date:  August 14, 1997                  By:  /s/ Mark J. Tomei
                                        -------------------------------------
                                        Mark J. Tomei
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


     Exhibit
     Number       Title
     ------       -----
     10.01        1993 Stock Option Plan, as amended to date, and related Stock
                  Option Agreement and Exercise Agreement.

     10.38        Master Loan and Security Agreement between the Company and
                  Transamerica Business Credit Corporation dated May 13, 1997.

     10.39        Stock Subscription Warrant between the Company and Meier
                  Mitchell and Company, LLC dated May 13, 1997.

     10.40        Stock Subscription Warrant between the Company and
                  Transamerica Business Credit Corporation dated May 13, 1997.

   **10.41        Research and Development Agreement between the Company and
                  Oxford Asymmetry Limited, dated April 18, 1997.

     27.01        Financial Data Schedule.

      ** Confidential treatment has been requested with respect to certain portions of this document.