Form 10QSB
period 1997-09-30
LXR BIOTECHNOLOGY INC
filed 1997-11-13
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to _______


                         Commission file number 1-12968

                             LXR BIOTECHNOLOGY INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              68-0282856
           --------                                              ----------
(State or other jurisdiction of                              ( I.R.S. Employer
incorporation or organization)                               Identification No.)


           1401 Marina Way South, Richmond, California 94804 (Address
           ----------------------------------------------------------
                         of principal executive offices)

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
Yes X  No
   ---   ---

At October 31, 1997 the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 21,818,675.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                  Page No.
                                                                                     --------
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996                                 3

              Condensed Consolidated Statements of Operations for
              the three and nine months ended September 30, 1997 and
              1996 and for the period from April 20, 1992 (date of
              incorporation) to September 30, 1997                                     4

              Condensed Consolidated Statements of Cash Flows for
              the nine  months ended September 30, 1997 and 1996 and
              for the period from April 20, 1992 (date of incorporation) to
              September 30, 1997                                                       5

              Notes to Condensed Consolidated Financial Statements                     7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               14

PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings                                                       23

      Item 2. Changes in Securities                                                   23

      Item 5. Other Information                                                       23

      Item 6. Exhibits and Reports on Form 8-K                                        23

SIGNATURES                                                                            24


Part I  Financial Information
Item I  Financial Statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets


                                                                 September 30      December 31,
                                                                     1997              1996
                                                                 ------------      ------------
                                                                  (unaudited)
ASSETS
------

Current assets:
  Cash and cash equivalents                                      $  4,791,572      $ 10,217,203
  Prepaid expenses                                                    280,103            98,881
  Private placement receivable                                             --         1,278,700
  Other receivables                                                    40,750            39,500
                                                                 ------------      ------------

         Total current assets                                       5,112,425        11,634,284

  Equipment and leasehold improvements, net                         1,200,215           592,093
  License fee receivable                                              400,000                --
  Notes receivable from related parties                               190,000           160,000
  Deposits and other assets                                            41,952            32,315
                                                                 ------------      ------------

         Total assets                                            $  6,944,592      $ 12,418,692
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    337,612      $    324,606
  Accrued expenses                                                    702,725           584,049
  Deferred rent obligation                                            283,621           259,975
  Short-term portion of note payable                                  129,555                --
                                                                 ------------      ------------

         Total current liabilities                                  1,453,513         1,168,630

  Note payable, excluding short-term portion                          333,454                --
                                                                 ------------      ------------

         Total liabilities                                          1,786,967         1,168,630
                                                                 ------------      ------------

Commitments and contingencies (notes 2, 5 and 6)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                                 --                --
  Common stock, $0.0001 par value; 45,000,000
    shares authorized; 22,000,687 and 21,924,687
    shares issued and outstanding at September 30, 1997
    and December 31, 1996, respectively                                 2,171             2,163
  Common stock subscribed; 165,000 and 187,500 shares at
    September 30, 1997 and December 31, 1996, respectively                 17                19
   Additional paid-in capital                                      34,973,221        34,778,774
   Deficit accumulated during the development stage               (29,802,609)      (23,515,719)
   Treasury stock, at cost; 182,012  shares at September 30,
    1997 and December 31, 1996                                        (15,175)          (15,175)
                                                                 ------------      ------------
         Total stockholders' equity                                 5,157,625        11,250,062
                                                                 ------------      ------------

         Total liabilities and stockholders' equity              $  6,944,592      $ 12,418,692
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

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                                                                      April 20, 1992
                                                Three Months                 Nine Months                 (Date of
                                                   Ended                        Ended                 Incorporation)
                                     -----------------------------  ----------------------------            to
                                     September 30,   September 30,  September 30,  September 30,      September 30,
                                         1997            1996           1997           1996               1997
                                     -------------   -------------  -------------  -------------     --------------
Revenues

  Grant revenue                      $    17,300     $    29,754    $    57,282    $   100,000        $    171,678
  Funded research                         33,454              --        101,665             --             101,665
  License fee revenue                    700,000         300,000        700,000        300,000           1,000,000
                                     -----------     -----------    -----------    -----------        ------------
    Total revenues                       750,754         329,754        858,947        400,000           1,273,343
                                     -----------     -----------    -----------    -----------        ------------
Expenses incurred in the
  development stage

  Research and development             2,020,934       1,903,136      5,000,414      4,236,001          21,909,121
  General and administrative             944,617         601,396      2,449,636      1,763,818           9,717,080
                                     -----------     -----------    -----------    -----------        ------------
    Total expenses incurred in
      the development stage            2,965,551       2,504,532      7,450,050      5,999,819          31,626,201
                                     -----------     -----------    -----------    -----------        ------------

    Loss from operations              (2,214,797)     (2,174,778)    (6,591,103)    (5,599,819)        (30,352,858)

Interest income, net

  Interest income                         87,729          46,579        326,848        197,447             932,306
  Interest expense                       (21,435)        (13,917)       (21,435)       (47,056)           (376,052)
                                     -----------     -----------    -----------    -----------        ------------
    Total interest income, net            66,294          32,662        305,413        150,391             556,254
                                     -----------     -----------    -----------    -----------        ------------

    Loss before income taxes          (2,148,503)     (2,142,116)    (6,285,690)    (5,449,428)        (29,796,604)

Income taxes                                 400             400          1,200          9,000               6,000
                                     -----------     -----------    -----------    -----------        ------------
    Net loss                         $(2,148,903)    $(2,142,516)   $(6,286,890)   $(5,458,428)       $(29,802,604)
                                     ===========     ===========    ===========    ===========        ============

Net loss per share                   $     (0.10)    $     (0.13)   $     (0.29)   $     (0.35)
                                     ===========     ===========    ===========    ===========
Weighted average shares used
  to compute net loss per share       21,970,958      15,971,556     21,967,162     15,406,964
                                     ===========     ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             April 20, 1992
                                                                                               (Date of
                                                                                             Incorporation)
                                                          Nine Months Ended September 30,       through
                                                          ------------------------------      September 30,
                                                              1997              1996              1997
                                                          ------------      ------------      ------------
Cash flows from operating activities                      $ (6,389,528)     $ (5,033,090)     $(26,538,510)
                                                          ------------      ------------      ------------

Cash flows from investing activities:

     Purchase of investments                                        --                --        (3,910,150)
     Purchase of equipment and leasehold improvements         (899,375)         (157,220)       (2,350,409)
     Proceeds from maturity of investments                          --                --         4,000,000
     Loans to related parties                                  (30,000)               --          (190,000)
                                                          ------------      ------------      ------------

     Net cash used in investing activities                    (929,375)         (157,220)       (2,450,559)
                                                          ------------      ------------      ------------

Cash flows from financing activities:

     Net proceeds from sale of common stock                    150,000         8,630,967        29,303,508
     Receipt of Private Placement proceeds                   1,278,700                --         1,278,700
     Proceeds from notes payable to related parties                 --                --         4,694,500
     Proceeds from line of credit                                   --                --           375,000
     Proceeds from note payable                                536,568                --           536,568
     Repayment of notes payable and line of credit             (73,559)         (600,000)       (1,654,670)
     Principal payments for obligations under
           capital lease                                            --          (181,255)         (776,513)
     Payments received for notes receivable from
           stockholders                                             --                --             2,147
     Repurchase of common stock                                     --            (1,510)           (1,510)
     Net proceeds from exercise of warrants                         --            19,505            19,505
     Net proceeds from exercise of stock options                 1,563             1,424             3,406
                                                          ------------      ------------      ------------

Net cash provided by financing activities                    1,893,272         7,869,131        33,780,641
                                                          ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents        (5,425,631)        2,678,821         4,791,572

Cash and cash equivalents at beginning of period            10,217,203            68,245                --
                                                          ------------      ------------      ------------

Cash and cash equivalents at end of period                $  4,791,572      $  2,747,066      $  4,791,572
                                                          ============      ============      ============

                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                      April 20, 1992
                                                                                                        (Date of
                                                                                                      Incorporation)
                                                                   Nine Months Ended September 30,       through
                                                                   ------------------------------      September 30,
                                                                         1997           1996               1997
                                                                     -----------     ----------        ----------
Supplemental cash flow information:

  Cash paid for income taxes                                         $     1,600     $    5,500        $    5,800
                                                                     ===========     ==========        ==========
  Cash paid for interest                                             $    20,918     $   57,382        $  355,139
                                                                     ===========     ==========        ==========
Noncash financing activities:

  Common stock issued in exchange for notes
       receivable from stockholders                                  $        --     $       --        $  107,385
                                                                     ===========     ==========        ==========
  Equipment purchased under capital
       lease obligation                                              $        --     $       --        $  855,022
                                                                     ===========     ==========        ==========
  Stock dividend                                                     $        --     $       --        $        5
                                                                     ===========     ==========        ==========
  Common stock issued in exchange for note
       payable to David Blech and others                             $        --     $       --        $3,594,500
                                                                     ===========     ==========        ==========
  Repurchase of common stock in exchange for notes
       receivable from stockholders                                  $        --     $    3,812        $   13,665
                                                                     ===========     ==========        ==========
  Receivable for common stock issued in
    Private Placement                                                $        --     $       --        $1,278,700
                                                                     ===========     ==========        ==========


     See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, and results of operations for the three months and nine months ended September 30, 1997 and 1996 and for the period from April 20, 1992 (date of incorporation) to September 30, 1997, and changes in cash flows for the nine months ended September 30, 1997 and 1996, and for the period from April 20, 1992 (date of incorporation) to September 30, 1997.

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

(2)  NOTE PAYABLE

     In May 1997, the Company entered into an agreement providing for a loan of $200,000 secured by existing equipment and a loan of up to $500,000 for the purchase of new equipment ("Equipment Loan"). In accordance with the Equipment Loan, loan payments will be made monthly over a three year term with a final balloon payment equal to 10% of the original loan. As of September 30, 1997, there was $463,009 outstanding under the Equipment Loan at an effective interest rate of approximately 15.6%. In connection with the Equipment Loan, the Company issued warrants to purchase 27,000 shares of the Company's common stock at $2.1875 per share. The warrants expire in May 2004.

     The Equipment Loan is secured by furniture and equipment with a net book value of $696,806 at September 30, 1997.

     Future minimum principal payments under the Equipment Loan as of September 30, 1997 are as follows:

                        Year ending
                        December 31
                        -----------
                          1997                                     $   22,300
                          1998                                        145,661
                          1999                                        168,245
                          2000                                        126,803
                                                                   ----------
                                                                   $  463,009
                                                                   ==========

      As of September 30, 1997, approximately $163,000 is available under the Equipment Loan.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


 (3)  CAPITAL STOCK

     In January 1997, the Company issued 37,500 shares of the Company's common stock in connection with the acquisition of certain patent and other rights related to Cardiosol, a preservation solution for use during heart transplantation ("the Cardiosol Acquisition"). At December 31, 1996 these shares were included in common stock subscribed.

     In January 1997, the Company received $150,000 from Boehringer Mannheim Corporation ("Boehringer") for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share pursuant to a binding obligation to purchase such shares in accordance with a letter of intent for a research collaboration with Boehringer related to Maspin (the "Boehringer Letter of Intent"). These shares were issued in September 1997.

     In August 1997, in connection with the license agreement with the Perkin-Elmer Corporation ("Perkin-Elmer") related to the Scanning Laser Digital Imaging ("SLDI") technology (the "Perkin-Elmer License agreement"), the Company incurred obligations to pay a success fee and issue a warrant to purchase approximately 7,500 shares of the Company's common stock at price per share equal to approximately $1.87. The warrant is valued at approximately $11,000 and is included in general and administrative expense for the nine months ended September 30, 1997. The warrant, which has not yet been issued, will expire in August 2002.

     In September 1997, the Company committed to issue 15,000 shares of Company's common stock to a consultant of the Company as consideration for rendering certain advisory services. The Company recognized consulting expense of approximately $29,000 representing the fair market value of the shares on the date of the grant. These expenses are included in general and administrative expense for the nine months ended September 30, 1997. The shares are included in common stock subscribed at September 30, 1997.

(4)  STOCK OPTION PLANS

     1993 Stock Option Plan

     The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected dividend yield 0.0%; expected volatility of .977%; risk-free interest rate of 6.22%; and an expected life of 7.8 years.

     In June 1997, the Company's stockholders approved the proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of common stock authorized and reserved for issuance from 1,049,850 shares to 1,849,850.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997



 (4)  STOCK OPTION PLANS (CONTINUED)

     During 1997, the Company had the following activity under the 1993 Stock Option Plan:

                                                                   Stock Options Outstanding
                                                                   -------------------------
                                                                                 Weighted-average
                                                                  Number of          exercise
                                                                   shares        price per share
                                                                  ---------      ----------------
      Balance as of December 31, 1996                              953,140            $1.84

         Options granted                                           415,550             1.95

         Options canceled or expired                               (43,415)            2.06

         Options exercised                                          (1,000)            1.56
                                                                 ---------

      Balance as of September 30, 1997                           1,324,275            $1.89
                                                                 =========


     The weighted average fair value of options granted during 1997 was $1.64.

     The following table summarizes information about stock options outstanding at September 30, 1997:

                                     Options outstanding             Options exercisable
                             ---------------------------------     -----------------------
                                    Weighted          Weighted                    Weighted
  Range of                          average           average                     average
  exercise          Number      remaining years       exercise       Number       exercise
   prices        outstanding     to expiration         price       exercisable     price
   ------        -----------     -------------         -----       -----------     -----
       $0.03        29,124            5.45          $   0.03          25,923       $0.03
1.00 to 1.50       207,484            5.93              1.29         201,852        1.28
1.56 to 2.44     1,197,083(1)         8.87              2.00         185,220        2.03
2.50 to 4.81        38,750            9.03              2.42           5,525        2.81
5.25 to 6.19         1,834            7.45              5.76           1,004        5.58
                 ---------                                           -------

                 1,474,275(1)         8.50          $   1.89         419,524       $1.57
                 =========                                           =======

(1) Includes 150,000 options issued outside of the 1993 Stock Option Plan, which have the same terms as options granted under the 1993 Stock Option Plan.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


(4)  STOCK OPTION PLANS (CONTINUED)

     Directors Stock Option Plan

     There was no activity under the Directors Stock Option Plan as of September 30, 1997.

     The following table summarizes information on stock options outstanding at September 30, 1997:

                                     Options outstanding              Options exercisable
                     ----------------------------------------      -------------------------
                                     Weighted        Weighted                       Weighted
         Range of                    average         average                        average
        exercise      Number      remaining years    exercise         Number        exercise
         prices    outstanding     to expiration      price         exercisable      price
         ------    -----------     -------------      -----         -----------      -----
     $1.00 to 1.38    10,000            7.00           $1.38            5,832         $1.38
      1.56 to 1.88    20,000            8.08            1.72            7,332          1.73
              2.19    10,000            9.00            2.19               -              -
                      ------                                           ------

                      40,000            8.04           $1.75           13,164         $1.57
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

                                                             September 30, 1997
                                                             ------------------
        Net loss                    As reported               $ (6,286,890)
                                    Pro forma                 $ (6,656,805)

        Net loss per share          As reported               $      (0.29)
                                    Pro forma                 $      (0.30)


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

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


 (5)  LITIGATION

     The Company and five of its past or present directors and/or officers are named as defendants in Katz vs. Blech, 95 Civ. 7215 (S.D.N.Y) ("Katz") and Degulis vs. LXR Biotechnology Inc., et al., 95 Civ. 4204 (S.D.N.Y) ("Degulis"). In addition, one of the five, Mark Germain, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.

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

     The Company's primary level directors and officers liability insurance carrier has tentatively agreed to provide coverage, subject to the terms and conditions of the policy, and subject to a deductible. On November 4, 1997 the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest this denial of coverage. Under the Company's directors and officers liability policies, coverage is not provided for the Company's own liabilities, but only for amounts paid in indemnity by the Company to or on behalf of the director and officer defendants. The extent to which insurance will cover any defense costs, settlements, or judgements in this case is presently unknown.

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

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


 (6)  LICENSE, COLLABORATIVE RESEARCH AND OTHER AGREEMENTS

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

     Oxford Asymmetry, Limited

     In April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. In exchange for the services to be provided by Oxford, the Company has agreed to make payments totaling $650,000 on certain dates specified in the agreement through February, 1998 and is obligated to make certain future royalty payments on any products the Company may develop under the agreement. As of September 30, 1997, the Company has made payments of $325,000 related to the Oxford agreement of which approximately $289,000 is included in research and development expense for the nine months ended September 30, 1997.

     Boehringer Mannheim

     As of September 30, 1997, the Company has received approximately $100,000 from Boehringer to fund its research of Maspin for the treatment of cancer. The amount received has been recorded as revenue as of September 30, 1997. In addition, in connection with its agreement with Boehringer, the Company has received $150,000 for the purchase of 37,500 shares of the Company's common stock. (Note 3)

     Innovex, Inc.

     In July 1997, the Company entered into a Clinical Services Agreement with Innovex, Inc. (Innovex), to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients. As consideration for the agreement, the Company agreed to pay Innovex fees and expenses amounting to approximately $565,000. Subject to certain rights of early termination the agreement will continue until June 1,1999. As of September 30, 1997 the Company paid an initial deposit of $75,000 and incurred fees of approximately $24,000. The fees are included in research and development expenses for the nine months ended September 30, 1997.

     Chesapeake Biological Laboratories, Inc.

     In September, 1997 the Company entered into a commitment with Chesapeake Biological Laboratories, Inc. (Chesapeake), for the process validation and clinical trial production of the Company's proprietary Cardiosol formulation. In exchange for services to be provided by Chesapeake, the Company agreed to pay fees and expenses amounting to $208,000.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


(6)  LICENSE, COLLABORATIVE RESEARCH AND OTHER AGREEMENTS (CONTINUED)

     Perkin-Elmer License agreement

     In August 1997, the Company recognized revenue totaling $700,000 in connection with achievement of a milestone under the Perkin-Elmer License Agreement. The amount is payable in cash of $300,000 and equipment with a fair market value of $400,000. The cash was received in September 1997 and the equipment is included in long term receivables pending delivery which is expected in the fourth quarter of 1997.

     Other Agreements

     The Company has committed to fund up to $299,000 under various other research and collaborative agreements. In most cases, the Company's obligations under these agreements can be terminated upon 30 days notice.

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

ITEM 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     The following analysis contains forward looking statements regarding, among other things, product development plans, market projections, product efficacy and safety, partnering, capital and other expenditures, timing of U.S. Food and Drug Administration (FDA) filing, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company's Form 10-QSB for the quarters ended March 31, 1997 and June 30, 1997, the Registration Statement on Form S-3 filed by the Company with Securities and Exchange Commission on January 17, 1997 and "Factors Affecting Future Results" below.

     PLAN OF OPERATIONS

     The Company's resources are currently focused primarily on the research and development of the Company's candidate systems to preserve and protect organ function, including CP-Cardiosol, HK-Cardiosol and Elirex.

     During the third quarter of 1997, the Company engaged an independent consultant to perform a marketing analysis for the Cardiosol technology. Based on the results of this study, the Company believes there is a significant unmet need for a cardioplegia solution to be used in open-heart surgery procedures. Currently, there are approximately 650,000 open-heart procedures performed in the United States and Europe with a growth rate expected to parallel that of the aging population at approximately 2% annually. At present there are a number of cardioplegia solutions available for open heart surgery, but the Company believes there is no clear differentiation between these products. The Company believes that, when used as a cardioplegic solution in open heart surgery, CP-Cardiosol has the potential to decrease the incidence of microcardial infarction, decrease the need for mechanical assistance and intropic drug support and consequently decrease patient length of stay following surgery. The marketing analysis done for the Company indicated that, because of its advantages over other solutions, such a cardioplegic solution could capture a large share of the market for such products and be sold at a premium price, resulting in potential revenues between $200 and $500 million by 2005. There can be no assurance that CP-Cardiosol can be successfully developed or that it would gain such a market share or result in such revenues.

     In physician sponsored studies performed at the California Pacific Medical Center, ninety-five patients were treated with Cardiosol in heart-lung bypass operations. Compared to the commonly used St. Thomas solution, the use of Cardiosol resulted in an increase in cardiac index, a measure of how well the heart was pumping after the operation. The Company has developed an improved formulation of CP-Cardiosol to enhance stability and provide a potentially longer shelf life which are desirable for quality control in manufacturing and marketing. The Company plans to file an Investigational New Drug ("IND") application with the FDA to begin clinical studies of CP-Cardiosol as a cardioplegic solution by the end of 1997.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     PLAN OF OPERATIONS (CONTINUED)

     The Company filed an Investigational Device Exemption (IDE) with the FDA in the third quarter of 1997, to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients. In November 1997, the Company received permission from the FDA to commence a pivotal clinical trial on HK-Cardiosol. In granting the permission to the Company to commence clinical trials, the FDA has required the Company to make certain revisions to the protocol which the Company expects to be completed within the 45 day period allotted by the FDA. The Company will proceed with the clinical investigation in at least six medical centers (four in the USA and two in Germany). A minimum of 120 heart transplant patients will be enrolled in the study. The Company expects the trial to be completed in 1999. If the trial is successful, a 510K submission will be made in the USA and an equivalent submission will be made in Europe. The Company has entered into an agreement with Innovex, Inc. to provide clinical research services. Heart transplantation is a small (approximately 3,600 procedures in the United States and Europe annually), high profile market which the Company believes will serve to enhance visibility and aid the Company in the marketing of CP-Cardiosol for cardioplegia. There can be no assurance that the clinical trial of HK-Cardiosol will be successful, or if it is, that HK-Cardiosol will be successfully commercialized.

     In 1996, the Company amended the terms of its laboratory and office lease to extend the term and add approximately 4,100 square feet of space. The additional space is being used for the Company's expanding clinical trial activities and the construction of a new pilot GMP manufacturing facility for producing materials for clinical trials. The Company anticipates the total cost to equip and construct the pilot manufacturing facility to be approximately $1.3 million, including equipment to be received from Perkin-Elmer. Approximately $814,000 of the $1.3 million has been incurred as of September 30, 1997. The Company has also entered into an agreement with Chesapeake Biological Laboratories for process validation and clinical trial production of CP-Cardiosol and HK Cardiosol until the Company's construction of its GMP manufacturing facility is completed.

     The Company currently is conducting preclinical studies of Elirex in animals for ischemic heart attack, stroke and liver transplantation applications. The Company has received the preliminary results of animal studies from the Cleveland Clinic which indicate Elirex is capable of suppressing 50% of the damage to the heart following ischemic repurfusion. The Company expects peer reviewed published results from the Cleveland Clinic within approximately six months. Based on the results to date of the preclinical studies for Elirex, the Company is seeking to enter into a collaborative partnership for further research and development of Elirex, with the objective of filing an IND to commence clinical studies of Elirex. There can be no assurance that the Company will be able to secure a collaborative partnership or commence clinical trials of Elirex within such period, or at all.

     Pursuant to the Boehringer Letter of Intent, the Company and Boehringer are currently conducting preclinical studies to assess the efficacy and toxicity of Maspin. During the third quarter of 1997, the Company received preliminary results of small scale efficacy studies for primary tumor growth and metastic breast cancer models. The preliminary results of these studies indicated that Maspin was superior to Taxol, the leading treatment for cancer, on primary tumor growth model, and that it was also shown to inhibit metastasis. Preliminary results of the studies are indicative but not conclusive of results that will be obtained during further research. In November 1997, the Company received preliminary results of dose escalation toxicity studies performed in parallel. The Company is currently reviewing the results of these studies. Based on the outcome, the Company and Boehringer will determine whether to proceed with further research and development efforts. However, Boehringer has no obligation to proceed with the project, and there can be no assurance that Boehringer will do so.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     PLAN OF OPERATIONS (CONTINUED)

     In August 1997, the Company achieved a milestone under the agreement with Perkin-Elmer resulting in the recognition of $700,000 in revenue payable $300,000 in cash and $400,000 in laboratory equipment. The Company received the $300,000 cash in September 1997, and has ordered the equipment which is expected to be received in the fourth quarter of 1997. The Company expects to continue to support the efforts of Perkin-Elmer to develop the Company's Scanning Laser Digital Imaging technology.

     The Company completed Phase I trials for Lexirin and preliminary results indicated it was well tolerated in AIDS patients and that no adverse reactions were encountered. However, in light of the growing use of triple drug therapy for HIV infection and concomitant decrease in side effects suffered by patients infected with HIV, LXR has decided to reallocate its resources to the development of its candidate systems to preserve and protect organ function, including HK-Cardiosol, CP-Cardiosol and Elirex, for which the Company believes there are potentially larger markets and more pressing needs. The Company will continue to analyze the market for Lexirin in AIDS related diarrhea therapy outside the U.S. and evaluate Lexirin for potential applications in other markets, including cancer chemotherapy and radiotherapy. The Company expects the final results of the Phase I clinical trial of Lexirin for treatment of AIDS-related diarrhea in the fourth quarter of 1997.

     The Company also conducts limited research related to the following proprietary gene and proteins: BAK, Fas(DELTA)TM, SARP as well as a new technology which may permit the sex of a fetus to be determined as early as six weeks after conception, based on an analysis of DNA in the mother's urine ("Urine DNA Analysis.") The Company believes Urine DNA Analysis may also have applications in cancer detection and diagnosis. In addition, the Company has entered into an agreement with Oxford Asymmetry, Limited for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways.

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

     As of September 30, 1997, the Company employed 66 employees, including 60 full-time employees. Over the next 12 months, the Company plans to increase its number of employees to approximately 80 to support the Company's increased research and development efforts and expanding manufacturing and clinical trial activities. However the Company may not be able to augment these plans unless it obtains additional financing. See "Liquidity and Capital Resources".

     The Company's capital expenditures for the first three quarters of 1997 were approximately $899,000, including costs to construct and equip the Company's pilot manufacturing facility. The Company has secured the Equipment Loan of $700,000 to finance a portion of its capital expenditures for 1997. The Company expects that capital expenditures over the next twelve months will approximate $1 million, excluding amounts remaining to be incurred to construct and equip the Company's pilot manufacturing facility.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      RESULTS OF OPERATIONS

      Three and Nine Months Ended September 30, 1997 compared to the Three and Nine Months Ended September 30, 1996

      The Company had revenues of approximately $751,000 and $859,000 for the three and nine months ended September 30, 1997, respectively, compared to revenues of approximately $330,000 and $400,000 for the three and nine months ended September 30, 1996, respectively. The increase is primarily due an increase in license fee revenue under the Perkin-Elmer License Agreement from $300,000 in the third quarter of 1996 to $700,000 in third quarter of 1997. The remaining increase in revenue was primarily due to approximately $100,000 received from Boehringer for funded research, partially offset by reduced grant revenues. The Company's remaining sources of revenues for 1997 include research revenue of up to $150,000 under the Boehringer Letter of Intent. The Company does not have any commercially available products (other than the Company's Scanning Laser Digital Imager, being marketed by Perkin-Elmer) and does not anticipate generating any significant revenues for at least the next several years.

      The Company's research and development expenses were approximately $2,021,000 and $5,000,000 for the three and nine months ended September 30, 1997, respectively, compared to approximately $1,903,000 and $4,236,000 for the three and nine months ended September 30, 1996, respectively. These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. Research and development costs increased primarily due to increased salary and benefits costs resulting from an increase in the number of research personnel, increased research collaboration costs resulting from the new agreement with Oxford and increases in clinical trial, toxicology and contract manufacturing costs. The increase in research and development expenses was partially offset by a decrease in patent legal fees, depreciation expense, and certain collaboration expenses resulting from the termination of research agreements with the University of Kentucky and the Dana Farber Cancer Institute. In addition, research and development expenses for the third quarter of 1996 included $675,000 for the acquisition of the Cardiosol technology.

      The Company expects research and development expenses to continue to increase over the next twelve months in order to continue the Company's research and development programs for the Company's candidate systems to preserve and protect organ function including CP-Cardiosol, HK-Cardiosol, and Elirex; to fund possible clinical trials of HK-Cardiosol and CP-Cardiosol; and to support limited research in areas such as Maspin, SLDI, Lexirin, BAK, SARP, Fas(Delta)TM and Urine DNA Analysis. See "Plan of Operations" above.

      The Company expects its research and development expenses to further increase under its agreement with Oxford for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. As of September 30, 1997, the Company has paid $325,000 under the Oxford Agreement and is committed to $325,000 in remaining payments through February 1998.

      Although the Company plans for research and development spending to continue to increase substantially over the next several years as the Company expands its research and development efforts and undertakes clinical studies with respect to certain of its projects, such expansion of operations remain contingent upon the Company's ability to obtain additional amounts of capital resources. Unless and until such funds are received, research and development activities will be limited by the Company's available resources. See "Liquidity and Capital Resources" below.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      RESULTS OF OPERATIONS (CONTINUED)

      General and administrative expenses were approximately $945,000 and $2,450,000 for the three and nine months ended September 30, 1997, respectively, compared to approximately $602,000 and $1,764,000 for the three and nine months ended September 30, 1996, respectively. This increase is primarily due to increased personnel costs, increased legal costs related to litigation, increased facility costs due to a larger facility, increased travel and investor relation expenses. Future general and administrative expenses are anticipated to increase to support the Company's expansion of research and development activities and possibly due to increased legal expenses resulting from the securities lawsuits currently pending against the Company and certain of its past and present officers and directors. However, expansion of the Company's general and administrative activities will be contingent upon the Company's ability to raise additional resources. See "Liquidity and Capital Resources."

      Interest income, net of interest expense, increased to approximately $66,000 and $305,000 for the three and nine months ended September 30, 1997, respectively, from $33,000 and $150,000 for the three and nine months ended September 30, 1996, respectively. The increase in net interest income was primarily due to interest earned on a larger average investment balance in 1997 as compared to 1996. The Company expects interest expense to increase as a result of borrowings under the Equipment Loan. Further increases are expected as the Company borrows the remaining amount available under the Equipment Loan. See "Liquidity and Capital Resources".

      The Company's net loss increased to approximately $2,149,000 and $6,287,000 for the three and nine months ended September 30, 1997, respectively, compared to $2,143,000 and $5,458,000 for the three and nine months ended September 30, 1996, respectively, reflecting the Company's increased expenses in 1997. As of September 30, 1997, the Company had an accumulated deficit of approximately $29,803,000. The Company expects to continue to incur substantial losses over the next several years as it expands its research and development efforts and continues to undertake preclinical and clinical studies.

      LIQUIDITY AND CAPITAL RESOURCES

      In January 1997, the Company received $150,000 from Boehringer for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share in accordance with the Boehringer Letter of Intent. In addition, the Company received $1,278,700 in cash for the Private Placement receivable and approximately $537,000 in funds borrowed under the Equipment Loan. As of September 30, 1997, the Company's sources of capital consisted of approximately (i) $4.8 million in cash and cash equivalents, (ii) interest from investments, and, (iii) potential research revenues of up to $150,000 under the Boehringer Letter of Intent. In addition, during 1997, the Company secured financing of approximately $700,000 in connection with the construction of the Company's pilot manufacturing facility, of which approximately $163,000 remains available under the Equipment Loan at September 30, 1997. The Company believes these resources are sufficient to fund the Company's operations through the remainder 1997. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company depleting its funds before that time.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

      The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financing and/or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional funding will be available from any of these sources, or if available, will be available on favorable or acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of its lead compounds. If the Company raises additional funds through public or private financing, such financing may result in substantial dilution to the Company's stockholders. In 1996, the Company issued a total of approximately 15 million shares and warrants therefor (or approximately 62% of the Company's total current outstanding stock, assuming all shares underlying warrants and other rights are outstanding) to raise needed funds. If the Company is able to enter into corporate partnerships to obtain funds, such arrangements will require the Company to relinquish certain rights to certain of its technologies or potential products that the Company would not otherwise relinquish. Failure to obtain additional funds will have a material adverse effect on the Company's operations.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      FACTORS AFFECTING FUTURE RESULTS (CONTINUED)

      Early Stage of Development; Regulatory, Technological and Other Uncertainties

      LXR is at an early stage of development. Other than the SLDI microscope, a prototype of which was sold to Perkin-Elmer, all of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of such potential products have been generated to date. Substantially all of the Company's resources have been and for the foreseeable future will continue to be dedicated to the Company's research programs and the development of potential pharmaceutical and medical device products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from any of these projects. All of the Company's drug and medical device candidates except for HK-Cardiosol and CK-Cardiosol which are now entering the clinical testing phase, are in preclinical development. While the Company believes that the results attained to date in such preclinical studies generally support further research and development of these potential products, results attained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, the Company has not previously met its forecasted schedule for introducing products into clinical trials. Finally, the Company recently reassessed the market for Lexirin in the treatment of AIDS patients and decided not to proceed with further U.S. clinical trials of Lexirin in AIDS patients at this time. Similar assessments of market opportunities and priorities for allocating available resources, may again affect the Company's decision to undertake or continue preclinical and/or clinical trials or otherwise continue to pursue research and development programs for its potential products.

      The potential pharmaceutical products currently under development by the Company will require significant additional research and development and preclinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. The Company's potential pharmaceutical products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that the Company's novel approach to diagnosis and therapy will not be successful; that any or all of the Company's potential pharmaceutical products will be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that any of the Company's research and development activities will be successfully completed; that clinical trials will be allowed by the FDA or other regulatory authorities; that clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will result in any commercially viable products.

      The Company's product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation, which has not been widely studied. There is, therefore, substantial risk that this approach will not prove to be successful. Moreover, the Company is applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies, many of which are much larger and better funded. Biotechnology in general and apoptosis modulation in particular are a relatively new fields in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

      History of Losses; Uncertainty of Future Profitability

      The Company has incurred significant operating losses since its inception in 1992. At September 30, 1997, the Company had an accumulated deficit of approximately $29,803,000. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to potential payments from Perkin-Elmer under the Perkin-Elmer License Agreement, potential payments from Boehringer under the non-binding Boehringer Letter of Intent, revenues from grants which may be awarded to the Company in the future, payments under collaborative relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future, and interest payments. There can be no assurance, however, that the Company will (i) receive any additional funds under the Perkin-Elmer License Agreement, as Perkin-Elmer may terminate such agreement at any time in its discretion, (ii) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current very limited scope, (iii) be able to establish any additional collaborative relationships, (iv) enter into any license agreements, or
      (v) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability to successfully complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. The Company may never achieve significant revenue or profitable operations.

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

      Uncertainty of Product Pricing, Reimbursement and Related Matters

      The Company's potential products market may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company.

      In addition, in both the United States and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that reimbursement from third party payers will be available or will be sufficient to allow the Company to sell its potential pharmaceutical products on competitive basis.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information called for by Part II, Item 1 is incorporated by reference to Note 5 of the Condensed Consolidated Financial Statements included in
      Part I of this document.

ITEM 2.  CHANGES IN SECURITIES

      In August 1997 in connection with the Perkin-Elmer License Agreement, the Company became obligated to issue a warrant to purchase approximately 7,500 shares of the Company's common stock at purchase price per share equal to $1.87.

      In September 1997, the Company committed to issue 15,000 shares of the Company's common stock to a consultant of the Company as consideration for certain advisory services.

ITEM 5.  OTHER INFORMATION

      In August 1997 Dr. L. David Tomei was elected to the position of Chairman of the Board of Directors, and Kenneth R. McGuire was appointed to the Company's Board of Directors. Dr Tomei replaces Dr. Eugene Eidenberg, former Chairman of the Board of Directors of the Company. Dr. Eidenberg continues serving as a director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are attached hereto:

        Exhibit
        Number    Title
        ------    -----


      **10.42 Clinical Service Agreement between the Company and Innovex, Inc. dated June 6, 1997.

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



                                            LXR BIOTECHNOLOGY INC.



       Date:  November 13, 1997        By: /s/ Mark J. Tomei
                                           ---------------------
                                           Mark J. Tomei
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

     Exhibit
      Number        Title

     **10.42 Clinical Service Agreement between the Company and Innovex, Inc. dated June 6, 1997.

       27.01        Financial Data Schedule.

** Confidential treatment has been requested with respect to certain portions of this document.