Form 10KSB/A
period 1996-12-31
LXR BIOTECHNOLOGY INC
filed 1998-03-25
CIK 899504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

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

ITEM 3.  LEGAL PROCEEDINGS


        The Company and five of its past and present directors and officers are named as defendants in Katz vs. Blech, 95 Civ. 7215 (S.D.N.Y.) ("Katz") and Degulis vs. LXR Biotechnology Inc., et al., 95 Civ. 4204 (S.D.N.Y.) ("Degulis"). One of the five, Mark Germain, the former Chairman of the Company and a former managing director of D. Blech & Company, Incorporated, the underwriter for the Company ("D. Blech & Co."), is named as a defendant in the above two cases and also in In re Blech Securities Litigation, 94 Civ. 7696 (S.D.N.Y.) ("In re Blech"). In addition, L. Scott Minick, a former director and former officer of the Company; James D. Coombs, a former director and former officer, and Mark J. Tomei, a director and former officer, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech, but was dismissed by the Court on June 6, 1996.

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

        None of the complaints in Katz, Degulis or In re Blech states a claim for a specific amount of monetary damages. The complaint in In re Blech seeks damages and interest as provided by law, costs and expenses of litigation, attorneys fees, expert fees, other costs and disbursements, and such other relief as may be just and proper. The complaint in Katz seeks rescission, an award of compensatory damages, fees costs and expenses including expert fees, and such other relief as the court deems proper. The complaint in Degulis seeks compensatory damages including rescissionary damages, interest, punitive damages, counsel fees and other costs of suit, a constructive trust over the proceeds of the offering, and such other and further relief as the Court deems just and proper.

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


      The Company and five of its past or present directors and officers are defendants in class action lawsuits. See Item 3. Legal Proceedings. The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which cover (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. As a result, the Company cannot predict, at this time, the amount of any insurance reimbursement that will be obtained. For the years December 31, 1996 and 1995, the Company incurred expenses of approximately $111,000 and $39,000, respectively, relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spend defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company could have a material adverse effect on the Company's cash flows, results of operations and financial condition.


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



                                          /s/ KPMG Peat Marwick LLP


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


     Impairment of Long-Lived Assets


     In accordance with Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews, as circumstances dictate, the carrying amount of its long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based upon the excess of the carrying value over the fair value.

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

(14) LITIGATION


     The Company and five of its past and present directors and officers are named as defendants in Katz vs. Blech, 95 Civ. 7215 (S.D.N.Y.)
     ("Katz") and Degulis vs. LXR Biotechnology Inc., et al., 95 Civ. 4204 (S.D.N.Y.) ("Degulis"). One of the five, Mark Germain, the former Chairman of the Company and a former managing director of D. Blech & Company, Incorporated, the underwriter for the Company ("D. Blech & Co."), is named as a defendant in the above two cases and also in In re Blech Securities Litigation, 94 Civ. 7696 (S.D.N.Y.) ("In re Blech"). In addition, L. Scott Minick, a former director and former officer of the Company; James D. Coombs, a former director and former officer, and Mark J. Tomei, a director and former officer, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The
     Company was previously named as a defendant in In re Blech, but was dismissed by the Court on June 6, 1996.


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

     None of the complaints in Katz, Degulis or In re Blech states a claim for a specific amount of monetary damages. The complaint in In re Blech seeks damages and interest as provided by law, costs and expenses of litigation, attorneys fees, expert fees, other costs and disbursements, and such other relief as may be just and proper. The complaint in Katz seeks rescission, an award of compensatory damages, fees, costs and expenses including expert fees, and such other relief as the court deems proper. The complaint in Degulis seeks compensatory damages including rescissionary damages, interest, punitive damages, counsel fees and other costs of suit, a constructive trust over the proceeds of the offering, and such other and further relief as the Court deems just and proper.

     The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which cover (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. As a result, the Company cannot predict, at this time, the amount of any insurance reimbursement that will be obtained. For the years December 31, 1996 and 1995, the Company incurred expenses of approximately $111,000 and $39,000, respectively, relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company could have a material adverse effect on the Company's cash flows, results of operations and financial condition.

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

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, State of California, on this 24th day of March, 1998.

                                          LXR BIOTECHNOLOGY INC.


                                          By:  /s/ L. DAVID TOMEI
                                              ----------------------------
                                              L. David Tomei Chairman and
                                              Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENTS, each person whose signature appears below constitutes and appoints L. David Tomei and Shelli Geer his true and lawful attorneys-in-fact and agents, each acting alone, will full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                          Title                   Date
            ----                          -----                   ----

/s/ L. David Tomei               Chief Executive Officer and   March 24, 1998
------------------------------   Director (Principal
L. David Tomei                   Executive Officer)

/s/ Donald H. Picker             President, Chief Operating    March 24, 1998
------------------------------   Officer and Director
Donald H. Picker

Shelli Geer                      Chief Financial Officer,      March 24, 1998
-------------------------------  (Principal Accounting and
Shelli Geer                      Financial Officer)

/s/ Mark J. Tomei                Director                      March 24, 1998
-------------------------------
Mark J. Tomei

/s/ Eugene Eidenberg             Director                      March 24, 1998
-------------------------------
Eugene Eidenberg

                                 Director                      March 24, 1998
--------------------------------
Neil Flanzraich

/s/ Brian D. Brookover           Director                      March 24, 1998
-------------------------------
Brian D. Brookover

/s/ G. Kirk Raab                 Director                      March 24, 1998
-------------------------------
G. Kirk Raab

/s/ Kenneth R. McGuire           Director                      March 24, 1998
-------------------------------
Kenneth R. McGuire

/s/ William R. Hambrecht         Director                      March 24, 1998
-------------------------------
William R. Hambrecht

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