Form 10QSB/A
period 1997-06-30
LXR BIOTECHNOLOGY INC
filed 1998-03-25
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


(4)   STOCK OPTION PLANS

      1993 Stock Option Plan


      The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected dividend yield 0.0%; expected volatility of 103.2%; risk-free interest rate of 6.53%; and an expected life of 7 years.


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

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LXR BIOTECHNOLOGY INC.



Date:  March 24, 1998                   By:  /s/ Shelli Geer
                                        -------------------------------------
                                        Shelli Geer
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


     Exhibit
     Number       Title
     ------       -----
     10.01(1)     1993 Stock Option Plan, as amended to date, and related Stock
                  Option Agreement and Exercise Agreement.

     10.38(1)     Master Loan and Security Agreement between the Company and
                  Transamerica Business Credit Corporation dated May 13, 1997.

     10.39(1)     Stock Subscription Warrant between the Company and Meier
                  Mitchell and Company, LLC dated May 13, 1997.

     10.40(1)     Stock Subscription Warrant between the Company and
                  Transamerica Business Credit Corporation dated May 13, 1997.

   **10.41(1)     Research and Development Agreement between the Company and
                  Oxford Asymmetry Limited, dated April 18, 1997.

     27.01(1)     Financial Data Schedule.


      ** Confidential treatment has been granted with respect to certain portions of this document.


         (1) Previously filed.