Form 10QSB/A
period 1997-09-30
LXR BIOTECHNOLOGY INC
filed 1998-03-25
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A



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

(4)  STOCK OPTION PLANS

     1993 Stock Option Plan


     The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected dividend yield 0.0%; expected volatility of 97.7%; risk-free interest rate of 6.22%; and an expected life of 7.8 years.


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



                                            LXR BIOTECHNOLOGY INC.



Date: March 24, 1998                       By: /s/ Shelli Geer
                                           ---------------------
                                           Shelli Geer
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


     Exhibit
      Number        Title

     **10.42(1)     Clinical Service Agreement between the Company and Innovex,
                    Inc. dated June 6, 1997.

       27.01(1)     Financial Data Schedule.

** Confidential treatment has been granted with respect to certain portions of this document.


(1) Previously filed.