Form 10KSB
period 1997-12-31
LXR BIOTECHNOLOGY INC
filed 1998-03-25
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to _____________

                           COMMISSION FILE NO 1-12968

                             LXR BIOTECHNOLOGY INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                               68 - 02828
     (STATE OF OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


          1401 MARINA WAY SOUTH
          RICHMOND, CALIFORNIA                            94804
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 412-9100

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
     -------------------------------             -----------------------
     Common Stock, $0.0001 par value             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

        Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the year ended December 31, 1997 were $859,013.

        As of February 24, 1998, there were outstanding 27,715,850 shares of the Registrant's common stock, par value $0.0001 per share. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the American Stock Exchange on February 24, 1998) was approximately $41,599,863. This excludes 10,200,118 shares of common stock held by directors, officers and stockholders whose ownership exceeded five percent of the shares outstanding at February 24, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 11, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

        Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                             LXR BIOTECHNOLOGY INC.

                          Annual Report on Form 10-KSB
                   For the fiscal year ended December 31, 1997

                                TABLE OF CONTENTS


                                           PART I
Item 1    Description of Business.................................................      3
Item 2    Description of Properties...............................................     17
Item 3    Legal Proceedings.......................................................     17
Item 4    Submission of Matters to a Vote of Security Holders.....................     18

                                           PART II
Item 5    Market for the Registrant's Common Equity and
          Related Stockholder Matters.............................................     21
Item 6    Management's Discussion and Analysis of Financial Condition, Plan of
          Operations and Results of Operations....................................     22
Item 7    Financial Statements....................................................     31
Item 8    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................     31

                                           PART III
Item 9    Directors and Executive Officers........................................     32
Item 10   Executive Compensation..................................................     32
Item 11   Security Ownership of Certain Beneficial Owners and Management..........     32
Item 12   Certain Relationships and Related Transactions..........................     32
Item 13   Exhibits and Reports on Form 8-K........................................     33

Financial Statements..............................................................     F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Except for historical information, this Annual Report contains forward looking statements regarding, among other things, product development plans, market projections, product efficacy and safety, corporate partnering, timing of filings with the United States Food and Drug Administration ("FDA") and FDA approval thereof, clinical trial progress, sufficiency of cash resources and overall resource allocation and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. These risks and uncertainties are discussed in the section entitled "Factors Affecting Future Results" in Part II below and elsewhere in this Annual Report and in other reports filed with the Securities and Exchange Commission ("SEC").

OVERVIEW

        LXR Biotechnology Inc. ("LXR" or the "Company") is a biopharmaceutical company engaged in the research and development of therapeutics to treat diseases where the dysregulation of apoptosis, naturally occurring programmed cell death, can play a key role in the onset of or damage caused by such net investments) diseases. The Company's strategy has evolved to focus on apoptosis in the area of cardiology. Apoptosis is a form of cell death that occurs in a timely and atraumatic fashion in the normal development and maintenance of healthy tissues and organs. The scientific field of apoptosis is relatively new and received little attention prior to 1993. However, more recently, the concept of apoptosis and programmed cell death has begun to have an impact on the basic biological sciences, medicine and biotechnology. The Company believes that several of its principal scientists have been in the forefront of the discovery, understanding and acceptance of apoptosis as a discrete biological phenomenon in the life cycle of cells. Further, the Company believes that it has played a significant role in the development of new and promising therapeutic strategies based upon the concept of apoptosis.

        The current strategy of the Company is to direct the Company's resources primarily towards the development of HK-Cardiosol and CP-Cardiosol for use as a heart transplantation solution and a cardioplegia solution, respectively. The Company believes these lead drug candidates have promising profiles as a result of their preclinical and clinical data, low toxicity, low manufacturing costs and the potential to address large markets with unmet needs. In support of this strategy, the Company recently engaged an independent consulting firm to perform a marketing study for Cardiosol, completed construction of a GMP manufacturing facility and has recruited and hired additional personnel with preclinical and clinical development expertise to further complement the Company's scientific research capabilities. In November 1997, the Company received notice from the FDA that its Investigational Drug Exemption ("IDE") for use of HK-Cardiosol as a heart preservation solution has been approved. The Company expects to commence clinical trials of HK-Cardiosol during 1998. The Company also filed an Investigational New Drug application ("IND") to begin clinical studies of CP-Cardiosol for use in cardioplegia in the first quarter of 1998. See "Research and Development Programs - Cardiosol Technology" below.

        The Company is conducting limited research and development activities relating to Elirex, a drug for the suppression of damage following a heart attack, and to Secreted Apoptosis Regulatory Protein ("SARP"), a family of genes discovered by the Company that are tissue specific producers of soluble proteins that either protect or sensitize cells to apoptotic stimuli. The Company believes that Elirex has a favorable therapeutic profile and expects to pursue a collaborative partnership for further research and development with the objective of filing of an IND to commence clinical studies. Additionally, the Company believes SARP may have potential applications for a variety of diseases including cancer, diabetes, stroke, and myocardial dysfunction.

        The Company currently has a collaboration with Perkin-Elmer Corporation ("Perkin-Elmer") to develop its Scanning Laser Digital Imaging ("SLDI") technology and a Letter of Intent with Boehringer Mannheim Corporation ("Boehringer Mannheim") to evaluate Maspin, a protein implicated in breast cancer and other types of highly metatastic tumors. Other research areas for which the Company is seeking partners include Bak (a gene whose protein product is present in heart, other muscle and brain tissue and may facilitate apoptosis of muscle and nerve cells following ischemia or exposure to toxic drugs), apoptosis drug screening technologies (which the Company has used to identify compounds with apoptosis modulating ability), Urine DNA Analysis (a technology which may permit the sex of a fetus to be determined based on an analysis of maternal urine), and Fas (an apoptosis-signaling glycoprotein on the surface of many cell types, including lymphocytes and cardiac cells).

        The Company was incorporated in Delaware in April 1992. The term "Company" or "LXR" refers to LXR Biotechnology Inc. and its wholly-owned subsidiary Optical Analytic, Inc. ("OAI"). OAI was acquired by LXR in December 1993. The principal executive offices of the Company are located at 1401 Marina Way South, Richmond, California 94804. The Company's telephone number is
(510) 412-9100, and its facsimile number is (510) 412-9109.

SCIENTIFIC BACKGROUND

Apoptosis

        There are two forms of cell death, apoptosis and necrosis. Apoptosis is an atraumatic, orderly and predictable self-destruction of cells in which they shrink within their membranes while still in place in the tissue, and their DNA is broken up into packets called nucleosomes for safe removal by other cells in the body such as white blood cells. This process is under close genetic control and is a normal physiological process. Necrosis is the traumatic destruction of cells caused by catastrophic damage leading to the release into the surrounding tissues of enzymes and intact DNA, which is then broken into random fragments. The necrosis process releases degradative products and active enzymes directly into the surrounding tissue and can cause severe inflammation and extensive damage in those tissues. The clinical importance of apoptosis has only recently been recognized by the scientific community, and its role in disease is just beginning to be explored. Apoptosis is now understood to be the principal form of cell death in healthy persons, and as critical to the normal functioning of the immune system as well as to other processes such as the production of healthy new red blood cells.

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

These signals may cause sudden, inappropriate apoptosis resulting in severe tissue damage. Conversely, these signals may lead to delayed or faulty control of apoptosis resulting in overpopulation of certain cell types or the continued existence of damaged or defective cells. Since apoptosis has been recognized as an inherent part of the normal life cycle of cells, the dysregulation of normal and timely apoptotic cell death is involved in a broad range of disease conditions. Examples of disease conditions associated with inappropriate apoptosis are heart tissue damage following a heart attack or brain damage associated with stroke, as well as damage to the basal crypt epithelial region in connection with the development of AIDS and in cancer patients who are receiving chemotherapy and radiotherapy. Cancer is an example of a disease associated with delayed or faulty control of apoptosis.

        Because apoptosis can be temporarily modulated using drugs specifically designed to increase or decrease the process, it may be possible to treat diseases with biopharmaceutical therapies that suppress or stimulate apoptosis. The Company believes that such therapies could substantially reduce tissue damage and improve recovery from a number of major diseases.

Global Ischemia

        Global ischemia is a condition caused by a lack of a combination of critical factors including oxygen, glucose and other nutrients normally provided by fresh blood flow. LXR believes that the global ischemia which occurs following isolation of major organs from donors and the subsequent reperfusion following transplantation lead to premature and inappropriate apoptosis among critical cells of the organs, thereby leading to severe tissue damage and organ dysfunction.

        LXR scientists believe they have demonstrated that the heart retains its ability to initiate cell death by apoptosis following ischemia. In organ transplantation, an organ such as a heart or liver that is being removed from the donor for transplantation is suddenly deprived of fresh blood flow and becomes ischemic. Transplantation procedures are especially difficult because the heart and liver cannot survive severe global ischemia for more than approximately four to six hours. The resultant failure of a heart or liver is believed to be a consequence of inappropriate and unwanted apoptotic cell death in the organ -- a death that may be preventable by specific anti-apoptotic agents.

        LXR scientists believe that the current solutions used for organ preservation prior to transplantation can be significantly improved, especially for hearts, where donor organs generally must be transplanted within four hours of organ harvest. LXR's organ preservation efforts are directed to its lead drug candidates HK-Cardiosol and Elirex.

        Global ischemia also occurs in Cardioplegia, which is defined as the temporary electromechanical arrest of the beating heart. Cardioplegic solutions are routinely infused during open heart surgical procedures to protect the myocardium from ischemic insult. Several cardioplegic solutions are available to improve the arrested state; however, LXR scientists believe problems remain with all solutions currently in use. The Company's research and development of CP-Cardiosol as a cardioplegic solution is focused on this market. See "Research and Development - Cardiosol Technology" below.

Regional Ischemia

        LXR believes that, similar to global ischemia, regional organ and tissue ischemia, such as that encountered with heart attacks and strokes, results in premature apoptosis and leads to severe organ damage.

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

        In the case of heart attacks, treatment with apoptosis inhibitors may minimize the occurrence of persistent heart muscle damage and eventual formation of non-functional scar tissue. LXR believes that there is a "window of opportunity" for therapeutic intervention of between one to six hours following a heart attack. During this window the cells of the heart may still be stopped from dying and go on to live and function normally. This window for therapeutic intervention creates an opportunity for the development of a therapy that blocks apoptosis and could be combined effectively with existing treatments designed to restore blood flow. Prevention of heart damage can reasonably be expected to markedly improve the recovery and quality of life in patients who otherwise would experience physical limitations related to the persistent organ damage. The Company is developing Elirex, which may have applications for the inhibition of ischemic damage following heart attack. See " Research and Development Programs - Elirex" below.

        Stroke. Stroke is one of the top three causes of death in the United States, as well as a leading cause of death in many countries throughout the world. However, mortality rates alone do not represent the true impact of stroke, as many patients survive stroke with severe, permanent disability or lesser, but significant, degrees of impairment. There are over 500,000 new stroke victims per year in the U.S. alone.

        Stroke is damage to a part of the brain caused by interruption to its blood supply (ischemic stroke) or leakage of blood outside of vessel walls (hemorrhagic stroke). There is increasing published evidence that apoptosis plays an important role in determining the final size of the damaged brain tissue, or infarct. FDA recently approved the use of new "clot buster" drugs, or thrombolytics, to treat stroke by dissolving blood clots in the brain. However, physicians have expressed substantial concern that such drugs may cause harm to some patients if the drugs are either administered more than a few hours after the stroke or are administered to patients who have experienced a hemorrhagic stroke rather than an ischemic one. LXR scientists believe that drugs that could temporarily block induction of apoptosis could have a beneficial effect in the final outcome of stroke either as an adjunct therapy with thrombolytics or alone in cases where the physician may not know either when the stroke occurred or whether or not it was an ischemic stroke. Elirex may also have potential applications for the damage caused by Stroke. See "Research and Development Programs - Elirex" below.

RESEARCH AND DEVELOPMENT PROGRAMS

CARDIOSOL

        In 1996, LXR obtained patent and other rights to an experimental organ preservation solution called Cardiosol. Before LXR acquired the technology, Cardiosol had been compared to St. Thomas solution, a standard organ preservation solution, in a small physician sponsored trial in 20 transplant patients at the California Pacific Medical Center between 1988 and 1991. Multivariable analysis demonstrated that a patient's rejection profile and the composition of the preservation solution were major factors in influencing patient survival. The incidence of chronic rejection per patient was reduced by approximately 50% in the Cardiosol group. Survival was highest in the Cardiosol patient group: 100% at over five years compared to 82% at one year and 68% at five years for the control group. In additional physician sponsored studies performed at the California Pacific Medical Center, 95 patients were treated with Cardiosol as a cardioplegic solution in heart-lung bypass operations. Compared to St. Thomas solution, Cardiosol resulted in an increase in cardiac index, a measure of how well the heart was pumping after the operation.

        The Company believes that it has improved the formulation of the original Cardiosol solution, resulting in enhanced stability and a potentially longer shelf life desirable for quality control in manufacturing and marketing. In 1997, the Company filed patent applications on the closely related formulations of CP-Cardiosol and HK-Cardiosol for use in cardioplgia and heart transplantation, respectively.

        During the third quarter of 1997, the Company engaged an independent consultant to perform a marketing analysis for the Cardiosol technology. Based on the results of this study, the Company believes there is a significant unmet need for a cardioplegia solution to be used in open-heart surgery procedures. Currently, there are approximately 650,000 open-heart procedures performed in the United States and Europe with a growth rate expected to parallel that of the aging population at approximately 2% annually. At present there are a number of cardioplegia solutions available for open heart surgery, but the Company believes there is no clear differentiation between these products. The Company believes that, when used as a cardioplegic solution in open heart surgery, CP-Cardiosol has the potential to decrease the incidence of myocardial infarction, decrease the need for mechanical assistance and intropic drug support and consequently decrease patient length of stay following surgery. The marketing analysis done for the Company indicated that, because of its advantages over other solutions, such a cardioplegic solution could capture a large share of the market for such products and be sold at a premium price, resulting in potential revenues between $200 and $500 million by 2005. There can be no assurance that CP-Cardiosol can be successfully developed or commercialized, that it would gain such a market share or result in such revenues. Heart transplantation is a small (approximately 3,600 procedures in the United States and Europe annually), high profile market which the Company believes will serve to enhance visibility and aid the Company in the marketing of CP-Cardiosol for cardioplegia.

        Due to their promising preclinical data, low toxicity, low manufacturing costs and the potential to address large markets with unmet needs, the Company is currently focusing its resources on the development HK-Cardiosol and CP-Cardiosol.

        In late 1997, the Company received a notice from the FDA that its IDE for use of HK-Cardiosol as a heart preservation solution has been approved. The approval authorizes the Company to proceed with clinical trials in up to eight medical centers and 150 heart transplant patients. The Company expects to initiate clinical trials of HK-Cardiosol during 1998. If the trials are successful, a 510K submission will be made in the United States and an equivalent submission will be made in Europe. There can be no assurance that the clinical trials of HK-Cardiosol will be successful, or if they are, that HK-Cardiosol will be successfully commercialized. In the first quarter of 1998, the Company filed an IND to begin clinical studies of a closely-related formulation called CP-Cardiosol(TM) for use in hypothermic cardioplegia. There can be no assurance that the Company's IND for CP-Cardiosol will be approved.

ELIREX

        LXR has also demonstrated that a drug, LXR015, has anti-apoptotic effects in in vitro tests. Further, in preclinical animal models, this drug appears to be capable of significantly increasing the efficacy of conventional organ preservation techniques in the heart and liver. LXR also believes that LXR015 may be useful in suppression of multiple organ damage associated with hypothermic cardioplegia and cardiopulmonary bypass applications. Based upon published results of preclinical studies of this molecule, the Company believes that it should be safe and well tolerated in human use. This technology has led to the discovery and development of the Company's proprietary apoptosis supressor compound named Elirex. Elirex is an investigational drug for inhibition of heart damage following heart attack. The Company has investigated the effect of Elirex in an ischemic heart attack and ischemic stoke model in several animal studies. The Company is also presently performing research to optimize the formulation and delivery of the drug.

        LXR has also established scientific collaborations relating to Elirex with organ transplant surgeons, cardiothoracic surgeons and cardiovascular researchers at the Ohio State University Medical School, Cleveland Clinic, Emory University Medical School, Henry Ford Hospital, Stanford Medical School, University of California at San Francisco, California Pacific Medical Center in San Francisco and University of Kentucky Medical Center.

SARP (SECRETED APOPTOSIS REGULATORY PROTEIN)

        SARP, a Secreted Apoptosis Regulatory Protein, is a new family of genes discovered by LXR scientists. SARP appears to control the process of genetically programmed cell death, or apoptosis. Mounting evidence demonstrates that two of the family members stimulate opposite effects on cells. SARP-1 is a potent suppresser of apoptosis, whereas SARP-2 upregulation leads to substantial enhancement of sensitivity to apoptosis induction. Furthermore, the findings indicate that these proteins are secreted from cells and are capable of influencing apoptosis regulation in a large number of regional cells in a tumor or tissue.

        SARPs are of particular interest because they are secreted out of cells, in contrast to most known apoptosis related proteins which generally function only within the cell producing them. This makes them resemble other biotechnology compounds such as interferon or G-CSF. In addition, the expression of SARPs is tissue specific which may give them the potential to target specific disease sites.

        The SARP family of genes may be used to discover new drugs for a variety of diseases including cancer, diabetes, brain stroke, and myocardial dysfunction.

SCANNING LASER DIGITAL IMAGING TECHNOLOGY ("SLDI")

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

        The Company has entered into an exclusive license agreement with Perkin-Elmer to further develop the SLDI technology. In partnership with Perkin-Elmer, LXR is continuing to design and develop improved instrument systems and has filed patent applications to protect certain improvements. The Perkin-Elmer License Agreement may be terminated by Perkin-Elmer upon certain conditions. Also, there can be no assurance that the Perkin-Elmer collaboration, if continued, will be successful, that the Company will receive royalties or technological advantages from the collaboration. To date the Company has received license fee payments of approximately $600,000 and equipment with a fair market value of approximately $343,000 from Perkin-Elmer. An additional amount of equipment with a fair market value of approximately $57,000 is expected to be received in 1998. See "License and Collaborative Research - Perkin - Elmer License Agreement" below.

MASPIN

        LXR's metastatic cancer program is focused on a recently discovered protein known as Maspin (mammary serine proteinase inhibitor),which the Company has designated LXR023. The patent on Maspin was recently issued, and LXR is the exclusive licensee for use in therapeutics and co-exclusive licensee for use in clinical diagnostics, as a metastasis prognostic marker in breast cancer and other types of highly metastatic tumors such as prostate cancer.

        LXR has entered into a letter of intent with Boehringer Mannheim pursuant to which LXR is undertaking certain preclinical efficacy and toxicity studies of Maspin. During the third quarter of 1997, the Company received preliminary results of small scale efficacy studies for primary tumor growth and metastatic breast cancer models. The preliminary results of these studies indicated that Maspin was superior to Taxol, the leading treatment for cancer, for inhibition of primary tumor growth in vivo. In November 1997, the Company received preliminary results of dose escalation toxicity studies performed in parallel, and no toxicity at any of the doses tested was observed. The Company is currently examining the effect of an alternative drug regimen on primary tumor growth and awaiting results regarding its efficacy in treating residual metastatic disease. Based on the outcome of the final review of these studies, the Company and Boehringer Mannheim will determine whether to proceed with further research and development efforts. However, Boehringer Mannheim has no obligation to proceed with the project, and there can be no assurance that Boehringer Mannheim will do so. See "Licenses and Collaborative Research - Boehringer Mannheim Letter of Intent for Maspin" below.

BAK

        Pursuant to their efforts to discover the genes that may be responsible for control of apoptosis in cells of the heart and other organs, LXR scientists have isolated a gene, designated Bak (for Bcl-2 homologous antagonist/killer, formerly referred to as Cdi-1), whose protein product is present in heart, muscle and brain tissues, and may facilitate apoptosis of muscle and nerve cells following ischemia or exposure to toxic drugs and a second gene designated BBP (for Bak binding protein), whose protein product associates with Bak and through which Bak may exert its apoptotic effect. The Company is seeking a collaboration partner to fund further research on BAK.

APOPTOSIS DRUG SCREENING

        LXR's proprietary apoptosis screening assay ("ASA") measures the ability of potential therapeutic agents to suppress or stimulate apoptosis. Unlike other such assays, ASA utilizes an untransformed, non-tumorigenic cell strain that retains many normal behavioral characteristics, including the regulation of apoptotic death as well as the control of normal proliferation and differentiation. ASA has been used by LXR to screen for drug candidates resulting in Lexirin and Elirex.

SURROGATE APOPTOSIS MARKER ("SAM") ASSAYS

        When cells in the body undergo normal apoptosis, the breakdown products must be eliminated from the body safely and efficiently to prevent inflammation and tissue damage. The Company has developed surrogate apoptosis marker ("SAM") assays to measure the level of apoptosis by-products in the blood or excreted in urine. As a result of this SAM research, the Company recently discovered a technique, "Urine DNA Analysis" which may permit the sex of a fetus to be determined as early as six weeks after conception. The Company believes Urine DNA Analysis may also have applications in cancer detection and diagnosis. The Company is seeking collaborative partners to fund further development of this technology.

FAS(DELTA)TM

        Fas is a apoptosis-signaling glycoprotein on the surface of many cell types including lymphocytes and cardiac cells. LXR scientists have identified a splice variant of the Fas gene that encodes a soluble form of Fas, termed Fas(DELTA)TM, which appears in vitro to interfere with the mechanism of action responsible for aberrantly high levels of apoptosis in lymphocytes from HIV-infected AIDS patients. In February 1998, the Company entered into a collaborative research agreement with Copernicus Gene Systems, Inc. ("Copernicus") to integrate Fas(DELTA)TM with the enabling DNA-compaction and expression techniques of Copernicus for the purpose of developing potential cancer gene therapy products for a variety of indications.

LEXIRIN

        LXR has formulated a highly purified, orally administrable version of LXR015, named Lexirin, for gastrointestinal disorders and has received patents on Lexirin. The Company completed Phase I trials for Lexirin and final results indicated it was well tolerated in AIDS patients and that no adverse reactions were encountered. However, LXR has decided not to proceed with further clinical trials of Lexirin at this time.

Research and Development Expenses

        Research and development expenses include salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. Research and development expenses amounted to $7,154,621, $5,519,317 and $4,303,661 for the years ended December 31, 1997, 1996 and 1995, respectively. Research and development expenses were born by third parties in the amounts of $159,000 and $114,000 for the years ended December 31, 1997 and 1996, respectively. No research and development expenses were borne by third parties in 1995.

LICENSES AND COLLABORATIVE RESEARCH

        The Company has entered into license agreements and collaborative research arrangements with a number of universities, research institutions and collaborative partners. These include the following:

Dana-Farber Cancer Institute

        The Company and Dana-Farber Cancer Institute, a teaching affiliate of the Harvard Medical School, have entered into a license agreement whereby the Company has obtained the exclusive right and license to make, use and sell Maspin for therapeutic purposes and certain co-exclusive diagnostic rights. The license pertains to one issued U.S. patent and two pending U.S. patent applications filed as a result of the work of the late Dr. Ruth Sager. The license agreement terminates upon the expiration of the last to expire of the patents covered thereby. As partial consideration for the license, the Company agreed to pay approximately $10,000 and granted Dana-Farber Cancer Institute a warrant to purchase 5,000 shares of the Company's Common Stock at any time prior to May 6, 1999 at an exercise price per share of $3.15. The license agreement requires the Company to pay a minimum royalty per year beginning 12 months after the completion of successful Phase II clinical trials. So long as the Company diligently pursues the commercial development of licensed products, minimum royalties will be waived until the successful completion of Phase III clinical trials.

Ohio State University

        The Company, through the acquisition of 100% of the outstanding stock of Optical Analytic, Inc. in December 1993, acquired exclusive license rights in three issued patents and related technology relating to SLDI developed in the laboratory of Dr. L. David Tomei while he was a research scientist at Ohio State University. The license agreement obligates the Company to make certain royalty payments to the Ohio State University Research Foundation ("Ohio State") upon the sale of any licensed products but not on the sale of any products developed using the technology. The Company began paying minimum royalties to Ohio State in 1996.

Perkin-Elmer

        In August 1996, the Company and OAI entered into an agreement with Perkin-Elmer whereby Perkin-Elmer was granted an exclusive worldwide license to the SLDI technology for life sciences and clinical diagnostic applications. Pursuant to the agreement, Perkin-Elmer agreed to (i) make up to $1.4 million of cash milestone payments to the Company over a three-year period, (ii) contribute up to $400,000 of equipment to the Company, (iii) make certain royalty payments (which do not include minimums) to the Company on any sales of licensed product and (iv) commit certain funds to the development of products covered by licensed patents.

Boehringer Mannheim

        In July 1996, the Company entered into a letter of intent with Boehringer Mannheim to jointly evaluate the development of Maspin for the treatment of cancer (the "Maspin Letter of Intent"). In January 1997, pursuant to the Maspin Letter of Intent, Boehringer Mannheim purchased 37,500 shares of the Company's common stock at a price of $4.00 per share. If the results of the preclinical efficacy and toxicity studies of Maspin currently being conducted by the Company are favorable, it is contemplated that Boehringer Mannheim would purchase additional shares of the Company's common stock, provide research and development funding to the Company, and commit internal resources to the development of Maspin, in exchange for an option to acquire an exclusive, worldwide license to the Maspin protein for therapeutic uses. There can be no assurance that the results of the preclinical testing of Maspin will be successful, that Boehringer Mannheim will elect to proceed with this project or that the parties will enter into an agreement.

University of Tennessee

        In January 1997, the Company entered into a three-year research agreement with the University of Tennessee and the University of Tennessee Research Corporation (collectively, the "University of Tennessee") to support research related to the LPA receptor (the "Tennessee Research Agreement"). The Company agreed to pay $70,000 per year for three years, with the third year of funding contingent upon the University of Tennessee meeting certain milestones. In connection with the Tennessee Research Agreement, the Company and the University of Tennessee entered into an agreement (the "Tennessee License Agreement") whereby the University of Tennessee granted the Company an exclusive, worldwide license, subject to certain exceptions, to related patent rights and technology. As consideration for the Tennessee License Agreement, the Company agreed to pay a license issue fee, annual license fee and royalties. The license fee has been waived in consideration for the Company's research support under the Tennessee Research Agreement.

Oxford Asymmetry, Limited

        In April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. The Company has paid $650,000 for research and is obligated to make certain future royalty payments on certain products the Company may develop as a result of the agreement.

PATENTS AND PROPRIETARY TECHNOLOGY

     As of December 31, 1997, the Company owned eleven issued United States patents, one covering the original Cardiosol technology, five related to Lexirin, three related to the Company's apoptotic drug screening test, and two related to Fas(DELTA)TM. In addition, the Company owned four allowed U.S. patent applications, one related to Bak, one related to Lexirin, one related to a method for the quantitative analysis of apoptosis, and one related to the SLDI technology. The Company also has twenty five pending U.S. patent applications, three related to Cardiosol, seven related to Elirex, two related to the detection of fetal DNA in maternal urine samples, two related to Lexirin, two related to improved components of the SLDI technology and nine related to Bak/BPP and other research projects. The Company has also filed multiple corresponding foreign patent applications. Subsequent to December 31, 1997, the Company filed two U.S. patent applications, one relating to Cardiosol and one relating to Elirex that claims priority to two previously pending U.S. patent applications, which were provisional applications, and subsequently allowed three of the provisional applications to expire.

        Under license agreements and collaborative research arrangements with a number of universities and research institutions, the Company has obtained exclusive licenses (or options therefor) under seven issued United States patents (three relating to SLDI, one relating to Maspin and three relating to gingipain) one allowed U.S. patent application (relating to Maspin) and six pending United States and foreign patent applications, to technology covered in whole or in part by the claims in such patents and pending patent applications. These licenses require the Company to pay royalties on sales, if any, of patented inventions relating to licensed technologies and also require the Company to make certain milestone payments. In some instances, the Company is responsible for the costs relating to patent application filing and prosecution. The Company anticipates that it will continue to seek to obtain licenses from universities and other research institutions, where applicable technology complements its research programs.

        The Company intends to seek patent protection aggressively for its potential products and key technologies and their use to modulate apoptosis and treat other disorders. The Company also intends to seek patent protection or rely upon trade secret rights to protect certain other enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. Finally, the Company intends to continue to seek patent protection in areas that complement the Company's existing portfolio and may provide future licensing opportunities for the Company. However, there can be no assurance as to the breadth or degree of protection that any such patents may afford the Company. There can be no assurance that the Company will choose to prosecute to allowance all of the pending patent applications or maintain all of the patents now owned or licensed by the Company. Some of the Company's patent applications do not cover compositions of matter, but rather relate only to the method of use of specific compounds for certain disease indications, or to screening methods for identifying compositions of matter. The scope of potential patent protection for such methods may not be as broad as it is for compositions of matter.

        The Company's success depends in part on its ability to obtain patents and/or appropriate licenses from third parties, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. Proprietary rights relating to the Company's planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets.

        The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of frequent litigation. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office (the "USPTO"), and no consistent policy has emerged from the USPTO and the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. Additionally, the USPTO may request data demonstrating efficacy of potential therapeutic agents. The need to provide such data, if required, could delay or adversely affect the Company's ability to obtain patent protection for any of its potential products. There can be no assurance that any patent applications relating to the Company's potential products or processes will result in patents being issued, or that resulting patents, if any, will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to conduct business, or are able to circumvent the Company's patent position. A substantial number of patents have been applied for by and issued to other pharmaceutical, biotechnology and biopharmaceutical companies. Although the Company has conducted database searches to discover the existence of previous patents and to determine the state of the art of its inventions, such searches are not conclusive. The Company is aware of one case where other parties have published papers and/or filed applications on subjects with respect to which the

Company has claims in pending patent applications. In April 1995, the Company and two other scientific groups simultaneously published (in separate articles) the sequence of the BAK gene. Further, International Patent Application Number WO 96/35951, filed by a third party, discloses and claims a BAK protein similar to a protein claimed in one of the Company's pending patent applications. Although the Company believes that the priority dates of its patent applications relating to BAK are prior to the dates on which these other parties made their discoveries, there can be no assurance of this. Thus, the impact of the work done by these parties and possibly other parties cannot be assessed. There can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those under development by the Company, or duplicate any of the Company's products.

        Interference proceedings in the USPTO may be necessary to determine the priority of inventions with respect to patents and patent applications of the Company. In addition, litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. There can be no assurance any such efforts by the Company would be successful. Further, litigation or interference proceedings could result in substantial costs to and diversion of effort by the Company, and could have a material adverse effect on the Company's business, financial condition and results of operations. In view of the time delay in patent approval and secrecy afforded patent applications, the Company does not know and is not able to determine if there are patent applications belonging to others which have priority over applications belonging to the Company. Moreover, portions or all of the Company's patent applications could be rejected and there could be a material adverse effect on the Company's business and future prospects if patents or prior art exist that were not uncovered through database searches or if there are patent applications that have priority over any of the Company's patent applications. Other companies or institutions may have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes similar in function or effect to those of the Company or products that treat conditions that may be treated by the Company's potential products. At this time, the Company cannot predict whether or not these patents, patent applications and/or proprietary rights will lead to the development of products competitive with the Company's potential products. If such competitive products are developed and successfully commercialized, they could adversely affect the Company's ability to commercialize its potential products. If the USPTO should determine that any issued or pending patents claim the same subject matter as any of the Company's pending patent applications and that the subject matter of such issued or pending patents was invented first, the Company could be prevented from obtaining patent protection or the scope of such protection could be narrowed. Further, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of the Company's products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect the Company's ability to protect future product development and, consequently, its operating results and financial position.

        The Company's competitive position is also dependent upon unpatented trade secrets. The Company is developing a substantial database of information concerning its research and development. However, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. In an effort to protect its trade secrets, the Company has a policy of requiring its employees, consultants, advisors and, when appropriate, Scientific Advisory Board members to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship must be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Invention assignment agreements executed by Scientific Advisory Board members, consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships.

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

GOVERNMENT REGULATION AND PRODUCT APPROVAL

        The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing, manufacturing, labeling, distribution, and marketing of therapeutics and diagnostics through lengthy and detailed laboratory and clinical human testing procedures, premarket approval or clearance requirements, manufacturing standards, sampling activities and other costly and time consuming procedures and requirements. Satisfaction of these requirements typically takes several years or more (five to ten years or more for a drug or biological product) and varies substantially based upon the type, complexity and technological novelty of the drug or diagnostic product.

        In late 1997, the Company received notice from the FDA that its IDE for use of HK-Cardiosol as a heart preservation solution had been approved. The Company expects to initiate clinical trials of HK-Cardiosol during 1998. There can be no assurance as to the results of such trials of HK-Cardiosol. In December 1997, the Company announced it had rescheduled the filing of an IND to conduct clinical studies for the use of CP-Cardiosol for improved organ protection during heart/lung bypass operations for the first quarter of 1998. The Company decided to reschedule these clinical trials and to do a number of confirmatory animal experiments because of changes in the protocol of some preclinical animal studies. The Company filed an IND in the first quarter of 1998. There can be no assurance as to whether or when the FDA will approve the Company's IND for CP-Cardiosol. There also can be no assurance as to whether or when the Company will make filings with the FDA for the commencement of clinical trials of any other potential product, or whether or when the Company will submit to the FDA an application to market any other potential product.

        The Company has relied on scientific, technical, commercial and other data supplied or disclosed by others, including its academic collaborators, in obtaining the FDA's approval to begin clinical trials of HK-Cardiosol and the Company may rely on such data in support of INDs to enter human clinical trials for its other potential products, including the IND to conduct clinical studies of CP-Cardiosol that the Company currently is preparing. Although the Company has no reason to believe that this information contains errors or omissions of fact, there can be no assurance that there are no errors or omissions of fact that would change materially the Company's view of the future likelihood of FDA approval of INDs or of the commercial viability of these potential products. There can be no assurance that the clinical data from studies performed by others will be available to the Company or acceptable to the FDA or other regulatory agencies in support of the Company's applications for marketing approval, and the FDA may, among other things, require the Company to collect additional data and conduct controlled clinical studies prior to acceptance of any such applications.

        The effect of compliance with government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly requests for additional animal, human or other data upon the Company, the result of which may be a delay in the marketing of its products, thus furnishing an advantage to its competitors. There can be no assurance that the FDA or other regulatory approval to market or clinically test any products developed by the Company will be granted on a timely basis or at all or that if granted such approval will not be subsequently suspended or withdrawn. Any such delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's potential products and the ability to earn product revenues or royalties. As with all investigational products, additional government regulations may be promulgated requiring additional research and data to be submitted that could delay marketing approval of the Company's potential products. The Company cannot predict whether any adverse government regulation might arise from future legislation or administrative action.

COMPETITION

        Competition in the field of biotechnology is intense and is expected to increase. Many companies, including biotechnology, pharmaceutical and nutrition companies, are actively engaged in the research and development of products in the Company's targeted areas, including the treatment of cardioplegia, heart attack, stroke and metastatic cancers. Additionally, as the importance of apoptosis becomes increasingly recognized, increasing numbers of companies are devoting significant resources to understanding and developing products based on or related to apoptosis. Many of these companies have substantially greater financial, technical and marketing resources than the Company. In addition, unlike the Company, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that their scientists have developed. These institutions may also market competitive commercial products on their own or through joint ventures and compete with the Company in recruiting highly qualified scientific personnel.

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

HUMAN RESOURCES

        As of December 31, 1997, the Company employed a total of 63 employees, including 57 full-time employees, 18 of whom hold Ph.D. degrees. Most of these employees are actively engaged in research and development activities. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

        The Company currently leases approximately 32,800 square feet of laboratory and office space under a lease terminating June 30, 2010. The Company believes that these facilities should be sufficient to meet its needs through 1998. In 1997, the Company completed constructing and equipping a small GMP manufacturing facility at the Richmond site for use in process development, quality control activities and the potential manufacturing of clinical material of LXR compounds.

ITEM 3. LEGAL PROCEEDINGS

        The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, the former Chairman of the Company and a former managing director of D. Blech & Company, Incorporated, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, a former director and former officer of the Company, James D. Coombs, a former director and former officer, and Mark J. Tomei, a director and former officer, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.

        All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out to the Company's Initial Public Offering and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities and Exchange Act of 1934, including misrepresentations and omissions in connection with the Initial Public Offering and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the Initial Public Offering, the leveraged financial condition of the Company's underwriter, D. Blech & Co., and its principal, David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principle market maker for the Company's shares following the Initial Public Offering, and that D. Blech & Co.'s extended financial commitments would affect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices. Document discovery is largely completed and depositions are underway. Under the current scheduling order, no deadline for completion of discovery is presently set and no trial date is set.

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

        The Company has agreed to indemnify and/or advance defense costs to each of the current or former officers and directors who are named as defendants in the litigation. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30,1998 or the termination of the tolling agreement.

        The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which cover (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest this denial of coverage. As a result, the Company cannot predict, at this time, the amount of any insurance reimbursement that will be obtained. For the years December 31, 1997, 1996 and 1995, the Company incurred expenses of approximately $140,000, $111,000 and $39,000, respectively, relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company, could have a material adverse effect on the Company's, cash flows, results of operations and financial condition.

        The Company denies any wrongdoing and is defending the above cases vigorously. While it is possible that the litigation may have a material adverse financial impact on the Company, uncertainty as to whether any material judgment or settlement will result, and the possibility that some portion of any settlement or judgment may be covered by insurance, make it impossible to predict at this time whether the litigation will have a material adverse financial impact on the Company. An adverse judgment or settlement could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

     The names of the executive officers of the Company and certain information about them as of March 15, 1998 are set forth below:

NAME OF EXECUTIVE OFFICER        AGE            PRINCIPAL OCCUPATION
-------------------------        ---            --------------------
L. David Tomei.................  52     Chairman and Chief Executive Officer

Donald H. Picker...............  52     President and Chief Operating Officer

Samuil R. Umansky..............  56     Chief Scientific Officer and Vice President,
                                        Molecular Pharmacology

Shelli J. Geer.................  33     Chief Financial Officer, Secretary, Vice
                                        President, Finance and Administration.

Michael C. Kiefer..............  45     Vice President, Molecular Biology

Lawrence J. Rosania............  47     Vice President, Regulatory and Clinical Affairs

     L. David Tomei, Ph.D. has been Chairman since August 1997, and Chief Executive Officer of the Company since November 1995. He has also been a Director of the Company since January 1996. Dr. Tomei was President of the Company from November 1995 until October 1996 and Acting President and Chief Executive Officer of the Company from July 1995 until November 1995. Dr. Tomei served as Executive

Vice President, Cell Biology of the Company from September 1992 to July 1995, and was a director of the Company from October 1992 until April 1993. Before joining the Company, Dr. Tomei was a research scientist at Ohio State University from September 1981 until October 1992 when he invented the SLDI technology. Dr. Tomei's research has focused primarily in the area of apoptosis. Dr. Tomei was the first to publish that apoptosis could be blocked by drugs and has edited two books and organized two international scientific conferences on apoptosis. Dr. Tomei has published over 90 scientific articles in the field of biology and optical engineering and has been granted four patents. Dr. Tomei received a B.S. in biology and philosophy from Canisius College, an M.S. in biochemistry from the State University of New York, Roswell Park Memorial Institute Division, and a Ph.D. in biochemical pharmacology from the State University of New York at Buffalo.

     Donald H. Picker, Ph.D. has been the Company's President and Chief Operating Officer since October 1996. Dr. Picker was Chief Operating Officer of Corvas International, Inc., a biotechnology company, from March 1996 to June 1996. Prior to that, Dr. Picker served as Senior Vice President, Research & Development, at Genta, Inc., an antisense technology company, from November 1991 to February 1996. Dr. Picker also held a senior management position at Johnson Matthey, Inc., a biopharmaceutical company, from 1983 to 1991. Dr. Picker received a B.S. in chemistry from Brooklyn Polytechnic Institute and a Ph.D. in organic chemistry from the State University of New York at Albany. Dr. Picker played a major role in the development of Paraplatin(TM), currently one of the world's leading anti-cancer drugs, and has been involved in bringing many other drugs from the research laboratory into clinical development and to the market. Dr. Picker has also been involved with filing numerous INDs and running multiple clinical trials of products in different stages of development.

     Samuil R. Umansky, M.D., Ph.D., D.Sc., was appointed as Chief Scientific Officer in August 1997 and has also been Vice President of Molecular Pharmacology since January 1996. From February 1993 to January 1996, he served as Director of Cell Biology. Prior to joining the Company, Dr. Umansky was a professor at the Institute of Biological Physics, the USSR Academy of Science from 1968 to 1993. In 1987, Dr. Umansky was awarded the Soviet State Prize for his work in the field of radiation treatment induced cell death and is recognized internationally for his research on apoptosis. His group at LXR has proved the role of apoptosis in Acute Myocardial Infraction and discovered SARPS, a new family of secreted proteins, involved in regulation of apoptosis. He is founder of the USSR Radiobiological society. Dr. Umansky has published numerous articles in both Soviet and Western journals, including the first description of apoptosis-related DNA fragmentation. Dr. Umansky holds an M.D., a Ph.D., and a Doctorate of Science in radiation biology from the highest committee of Attestation of Scientists, awarded on the basis of his studies at the Institute of Biological Physics, the USSR Academy of Science.

     Shelli J. Geer was appointed Chief Financial Officer and Secretary in November 1997, and has been the Company's Vice President, Finance and Administration since October 1996. Ms. Geer had been the Company's Controller since September 1994. Prior to joining the Company, Ms. Geer was an accountant with KPMG Peat Marwick LLP since July 1988, most recently as Audit Manager. Ms. Geer received a B.S. in Business Administration from California State University at Chico and is a Certified Public Accountant in the State of California.

     Michael C. Kiefer, Ph.D., was appointed Vice President of Molecular Biology of the Company in January 1996. He served as Senior Scientist of the Company from March 1993 to February 1995 and as a Director of Molecular Biology from March 1995 to January 1996. His research group at LXR has discovered several important apoptosis modulation genes. Prior to joining the Company, Dr. Kiefer was a Senior Scientist at Chiron where he worked on the molecular biology of bone growth and differentiation factors and related processes from July 1987 to March 1993. Dr. Kiefer has published over 60 articles in the area of molecular biology. Dr. Kiefer received a B.S. in zoology and a Ph.D. in biochemistry from the University of California at Davis.

     Lawrence J. Rosania was appointed Vice President of Regulatory and Clinical Affairs in February 1998. Before joining LXR, he had been Vice President, Regulatory Affairs, for Athena Neurosciences Inc. since 1996. Formerly, Mr. Rosania was Director, Regulatory Affairs and Quality Assurance for Novo Nordisk Pharmaceuticals from 1992 to 1996. He was also Assistant Director, Worldwide Regulatory Affairs, for Bristol-Myers Squibb from 1988 to 1992, and Manager of Drug Regulatory Affairs for E.R. Squibb & Sons from 1986 to 1988. Mr. Rosania received a B.A. in biology from Temple University and a M.S. in chemistry from Drexel University, both in Philadelphia, PA.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information for Common Stock

        The Company's common stock is traded on the American Stock Exchange. The following table reflects the range of high and low sales prices of the Company's common stock for the four quarters in each of 1996 and 1997. This information is based on closing prices as reported by the American Stock Exchange.

                                                                   1996
                                                           ---------------------
                                                            HIGH           LOW
                                                           ------         ------
First Quarter ....................................         $ 7.88         $ 1.75
Second Quarter ...................................         $ 6.75         $ 3.75
Third Quarter ....................................         $ 4.31         $ 2.13
Fourth Quarter ...................................         $ 2.69         $ 2.06

                                                                   1997
                                                           ---------------------
                                                            HIGH           LOW
                                                           ------         ------
First Quarter ....................................         $ 2.63         $ 1.63
Second Quarter ...................................         $ 2.69         $ 1.75
Third Quarter ....................................         $ 2.31         $ 1.69
Fourth Quarter ...................................         $ 2.38         $ 1.75

Recent Sales of Unregistered Securities

      In December 1997 and January 1998, the Company sold 5,714,286 shares of common stock at $1.75 per share through a private placement offering (the "December 1997 Private Placement"), aggregating $10 million in total gross proceeds and approximately $9.4 million in net proceeds. In February 1998, the Company sold an additional 571,429 shares of the Company's Common Stock through a private placement offering at a price of $1.75 per share. In connection with the December 1997 Private Placement, the Company issued 91,106 shares of Common Stock and warrants to purchase an additional 571,429 shares of the Company's Common Stock, exercisable at $2.00 per share, to the placement agents as selling commission.

      The shares sold in the private placement were offered and sold to a limited number of domestic and foreign accredited investors without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated by the Securities and Exchange Commission thereunder. Such shares were also offered and sold in reliance upon exemptions from registration or qualification under certain state securities laws.

Holders

      As of February 24, 1998 there were approximately 309 stockholders of record of the Company's common stock.

Dividends

      The Company has neither declared nor paid cash dividends on its common stock in the past. The Company intends to retain future earnings, if any, for the development of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, PLAN OF OPERATIONS AND RESULTS OF OPERATIONS

      Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Plan of Operations contains forward looking statements regarding, among other things, product development plans, market projections, product efficacy and safety, and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. These risks and uncertainties are discussed in the section "Factors Affecting Future Results" below and elsewhere in this Annual Report and in other reports filed with the SEC.

Plan of Operations

      The Company's resources are currently limited and therefore focused primarily on the research and development of the Company's candidate systems to preserve and protect organ function, including CP-Cardiosol, HK-Cardiosol and Elirex.

      In late 1997, the Company received a notice from the FDA that its IDE for use of HK-Cardiosol as a heart preservation solution has been approved. The approval authorizes the Company to proceed with clinical trials in up to eight medical centers and 150 heart transplant patients. The Company expects to initiate clinical trials of HK-Cardiosol during 1998. If the trial is successful, a 510K submission will be made in the USA and an equivalent submission will be made in Europe. There can be no assurance that the clinical trial of HK-Cardiosol will be successful, or if it is, that HK-Cardiosol will be successfully commercialized.

      The Company filed an IND to begin studies of CP-Cardiosol for use in cardioplegia in the first quarter of 1998.

      The Company currently is conducting preclinical studies of Elirex in animals for ischemic heart attack and stroke applications. Based on the results to date of the preclinical studies for Elirex, the Company is seeking to enter into a collaborative partnership for further research and development of Elirex, with the objective of filing an IND to commence clinical studies of Elirex. There can be no assurance that the Company will be able to secure a collaborative partnership or commence clinical trials of Elirex.

      The Company also intends to conduct further research on SARP due to its potential indication for a variety of diseases including cancer, diabetes, stroke, and myocardial infarction.

      In August 1997, the Company achieved a milestone under the agreement with Perkin-Elmer resulting in the recognition of $700,000 in revenue payable $300,000 in cash and $400,000 in laboratory equipment. The Company received the $300,000 cash in September 1997, and equipment with fair market value of approximately $343,000 in

December 1997. The balance of the equipment is expected to be received in the first quarter of 1998. The Company expects to continue to support the efforts of Perkin-Elmer to develop the Company's SLDI technology.

      The Company and Boehringer Mannheim are currently conducting preclinical studies to assess the efficacy and toxicity of Maspin. During the third quarter of 1997, the Company received preliminary results of small scale efficacy studies for primary tumor growth and metastic breast cancer models. Based on the outcome of the final review of these studies, the Company and Boehringer Mannheim will determine whether to proceed with further research and development efforts. However, Boehringer Mannheim has no obligation to proceed with the project, and there can be no assurance that Boehringer Mannheim will do so.

      Although the Company also conducts limited research related to BAK, Fas(DELTA)TM, and Urine DNA Analysis, the Company's current resource constraints have required the reallocation of certain research costs to the Company's lead development projects in Cardiosol and Elirex. To further expand its remaining research programs, the Company will continue to pursue business development opportunities such as licensing and collaborative research agreements. The Company entered into one such agreement in February 1998 with Copernicus Gene Systems, focused on integrating a proprietary anticancer gene of LXR with the enabling DNA - compaction and expression technologies of Copernicus.

      The Company completed Phase I trials for Lexirin and final results indicated it was well tolerated in AIDS patients and that no adverse reactions were encountered. However, LXR has decided not to proceed with further clinical trials of Lexirin at this time.

      The Company plans to seek additional corporate partners for its research and development activities. However, there can be no assurance that the Company will be able to secure any new corporate partner relationships. In addition to the studies mentioned above, the Company is currently funding research at the University of Tennessee and may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

      The Company has assessed its financial and operational systems and developed a plan to modify its information systems to be year 2000 compliant. The Company expects the project to be substantially complete by mid-1999 and the cost of the project is not expected to have a material impact on the Company's financial condition and results of operations.

      As of December 31, 1997, the Company employed 63 employees, including 57 full-time employees. Over the next 12 months, the Company plans to increase its number of employees to approximately 80 to support the Company's increased research and development efforts and expanding manufacturing and clinical trial activities. However the Company may not be able to implement these plans unless it obtains additional financing. See "Liquidity and Capital Resources".

      The Company's capital expenditures for 1997 were approximately $1.3 million, including the equipment received from Perkin-Elmer and the costs to construct and equip the Company's pilot manufacturing facility. The Company secured an equipment loan of $700,000 to finance a portion of its capital expenditures for 1997. The Company expects that capital expenditures over the next twelve months will approximate $470,000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

      The Company had revenues of approximately $859,000 in 1997, compared to $414,000 in 1996. The Company did not recognize any revenue in 1995. Revenues for 1997 and 1996 resulted primarily from license fee revenue earned under the Perkin-Elmer License Agreement, and other funded research. The increase in revenues from 1996 to 1997 is primarily due to an increase in license fee revenue from $300,000 in 1996 to $700,000 in 1997. The Company does not have any commercially available products, and does not anticipate generating any significant product revenues for at least the next several years.

      The Company incurred research and development expenses of approximately $7,155,000 $5,519,000 and $4,304,000 for 1997, 1996 and 1995, respectively.
These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. The increase in research and development costs in 1997 as compared to 1996 is primarily due to increased salary and benefits costs resulting from an increase in the number of development personnel, increased research collaboration costs resulting from the agreement with Oxford and increases in clinical trial, toxicology and contract manufacturing costs. The increase in research and development expenses was partially offset by a decrease in patent legal fees, depreciation expense, and certain collaboration expenses resulting from the termination of research agreements with the University of Kentucky and the Dana Farber Cancer Institute. In addition, 1996 research and development expenses included $675,000 for the acquisition of the Cardiosol technology. There were no comparable charges in 1997 or 1995. The increase in 1996 as compared to 1995 is primarily due to the acquisition of the Cardiosol technology, increase in consulting fees, and an increase in legal costs due primarily to increased patent activity, partially offset by the proceeds from sale of the SLDI prototype to Perkin-Elmer recorded as a reduction in research and development expenses.

      The Company expects research and development expenses to continue to increase in 1998, in particular to fund anticipated clinical trials of HK-Cardiosol and CP-Cardiosol.

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

      The Company's general and administrative expenses were approximately $3,335,000, $2,702,000 and $2,012,000 for the years ended in 1997, 1996, and
1995, respectively. The increase in costs from 1996 to 1997 is primarily due to increased personnel costs, increased legal costs related to litigation, increased facilities costs due to a larger facility, increased travel and investor relations expenses. The increase in general and administrative expenses from 1995 to 1996 can be attributed to increased personnel costs, increased consulting fees primarily related to advice in connection with the financing, development, operation and strategic direction of the Company's business and increased investor relations expenses. The general and administrative expenses are expected to increase further to support the Company's expansion of research and development activities and increased legal expenses resulting from the securities lawsuits currently pending against the Company and certain of its past and present officers and directors.

      Interest income was approximately $401,000, $244,000 and $89,000 for 1997, 1996 and 1995, respectively. The increases in the interest income were primarily due to interest earned on a larger investment balance.

      Interest expense was approximately $39,000, $59,000 and $89,000 for 1997, 1996 and 1995, respectively. The decrease in interest expense over the three year period ended December 31, 1997 is primarily due to the decrease in balances outstanding for obligations under capital leases. The Company expects interest expenses in 1998 will increase as a result of borrowings under the Company's equipment loan.

      The Company incurred net losses of approximately $9,270,000, $7,623,000 and $6,316,000 for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31,1997, the Company had an accumulated deficit of approximately $32,786,000. The Company expects to continue to incur substantial losses over the next several years as it expands its research and development efforts and continues to undertake preclinical and clinical studies.

LIQUIDITY AND CAPITAL RESOURCES

      During 1997, the Company funded its operations primarily through approximately $10.1 million in net proceeds raised through the sale of 5,201,350 shares of the Company's Common Stock at a price of $2.00 per share in a private placement in December 1996. (See Note 6 of the Consolidated Financial Statements included with this Annual Report). In addition, the Company received approximately $300,000 in license fee revenue from the Perkin-Elmer Corporation, approximately $151,000 in other funded research, and approximately $700,000 in financing under the Company's equipment loan, (See Note 4 of the Consolidated Financial Statements included with this Report).

      Between December 1997 and February 1998, the Company raised approximately $10.4 million in net proceeds through the sale of 6,285,715 shares of the Company's Common Stock at a price of $1.75 per share in private placements. See
Note 17 of the Notes to Consolidated Financial Statements included within this Report.

      As of December 31, 1997 the Company's sources of capital consist of approximately $11.5 million in cash and cash equivalents, approximately $1.4 million in funding raised in 1998, interest from investments, and potential milestone payments under the Company's collaborative arrangements. There can be no assurance that the milestones will be achieved or payments made.

     The Company and five of its past or present directors and officers are defendants in class action lawsuits. (See "Item 3 - Legal proceedings".) The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which cover (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest the denial of coverage. As a result, the Company cannot predict, at this time, the amount of any insurance reimbursement that will be obtained. For the years ended December 31, 1997, 1996 and 1995, the Company incurred expenses of approximately $140,000, $111,000 and $39,000, respectively, relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company, could have a material adverse effect on the Company's, cash flows, results of operations and financial condition.

      The Company does not have any committed sources of future equity or debt funding. The Company believes its existing capital resources are sufficient to fund the Company's operations through the third quarter of 1998. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company's depleting its capital resources before that time. Accordingly the Company will need to raise substantial additional capital to fund its operations. Although the Company is currently expending significant efforts to obtain the additional funding necessary to fund the Company's operations beyond the third quarter of 1998, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

        The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.

FACTORS AFFECTING FUTURE RESULTS

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial additional funds to continue the research and development programs and preclinical and clinical testing of its potential pharmaceutical products and to conduct marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the purchase of additional capital equipment and legal expenses incurred in connection with defending certain lawsuits that have been brought against the Company and certain of its past and present directors and officers. Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through the third quarter of 1998. However, there can be no assurance that changes in the Company's research and development plan or other events affecting the Company's operating expenses will not result in the expenditure of funds before the estimated time.

        The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financings or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on favorable or acceptable terms. If the Company raises additional funds through public or private financings, any such financing may result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of its lead compounds, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. Failure to obtain such needed funds could have a material adverse effect on the Company's operations.

        The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern. See Item 7 - "Financial Statements."

EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

        LXR is at an early stage of development. Other than the SLDI microscope, a prototype of which was sold to Perkin-Elmer, all of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of such potential products have been generated to date. Substantially all of the Company's resources have been and for the foreseeable future will continue to be dedicated to the Company's research programs and the development of potential pharmaceutical and medical device products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from these projects. All of the Company's drug and medical device candidates except for HK-Cardiosol, which is now entering the clinical testing phase, and Lexirin, which is discussed below, are in preclinical development. While the Company believes that the results attained to date in such preclinical studies generally support further research and development of these potential products, results attained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, the Company has not previously met its forecasted schedule for introducing products into clinical trials. The Company recently reassessed the market for Lexirin in the treatment of AIDS patients and decided not to proceed with further U.S. clinical trials of Lexirin in AIDS patients at this time. Similar assessments of market opportunities and priorities for allocating available resources may again affect the Company's decision to undertake or continue preclinical and/or clinical trials or otherwise continue to pursue research and development programs for its potential products.

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

RELIANCE ON NOVEL SCIENTIFIC APPROACH

        The Company's product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation (a process of regulating genetically programmed cell death), which has not been widely studied. There is, therefore, substantial risk that this approach will not prove to be successful. Moreover, the Company is applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies, many of which are much larger and better funded. Biotechnology in general and apoptosis modulation in particular are relatively new fields in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        The Company has incurred significant operating losses since its inception in 1992. At December 31, 1997, the Company had an accumulated deficit of approximately $32.8 million. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to payments from Perkin-Elmer under the "Perkin-Elmer Agreement", payments under the Company's collaboration agreement with Boehringer, payments under research or product development relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future and interest payments. There can be no assurance, however, that the Company will (i) receive any additional funds under the Perkin-Elmer Agreement, as Perkin-Elmer may terminate such agreement at any time in its discretion, (ii) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current limited scope, (iii) be able to establish any additional collaborative relationships, (iv) enter into any license agreements, or (v) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability to successfully complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. In the event that the Company does enter into any future license agreements, such license agreements may adversely affect the Company's profit margins on its potential products. The Company may never achieve significant revenue or profitable operations.

DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

        The Company is highly dependent on the principal members of its management and scientific staff, including; L. David Tomei, Ph.D., its current Chairman and Chief Executive Officer; Donald H. Picker, Ph.D., its President, Chief Operating Officer and Director; and Samuil R. Umansky, Ph.D., Vice President, Molecular Pharmacology and Chief Scientific Officer. The Company's loss of services of any of these persons or other members of its staff could have a material adverse effect on the Company's operations.

        The Company has entered into employment agreements with Drs. Tomei and Picker, however, either of them may terminate his relationship with the Company at any time. The laws of the State of California generally prohibit post-employment noncompetition covenants and, therefore, none of the Company's employees is subject to any restriction on competition in the future. Accordingly, there can be no assurance that any of the Company's employees will remain with the Company or that, in the future, these employees will not organize competitive businesses or accept employment with companies competitive with the Company. In addition, the Company is dependent on collaborators at research institutions and its advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense competition for such qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. The Company's planned activities will require additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Such activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's operations.

DEPENDENCE ON OTHERS; COLLABORATIONS

        The Company's strategy for the research, development and commercialization of its potential pharmaceutical products will require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to those already established, and may therefore be dependent upon the subsequent success of outside parties in performing their responsibilities. For example, the Company has provided Perkin-Elmer with significant exclusive rights to its SLDI product, and is dependent on Perkin-Elmer to satisfactorily commercialize such product so that the Company will receive remuneration for its efforts in this area. There can be no assurance that Perkin-Elmer's efforts to commercialize this product will be successful, or that the Company will receive any such remuneration. In addition, the Company has entered into a collaboration with Boehringer to jointly evaluate the development of Maspin, a naturally occurring protein, for the treatment of breast and prostate cancer. There can be no assurance that such collaboration will be successful or that the Company will enter into any further agreements with Boehringer. There can also be no assurance that the Company will be able to establish additional collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop and commercialize its potential products, or that any of its collaborative arrangements or license agreements will be successful. Certain of the collaborative arrangements that the Company may enter into in the future may place responsibility for preclinical testing and human clinical trials and for preparing and submitting applications for regulatory approval for potential products on the collaborative partner. Should a collaborative partner fail to develop or commercialize successfully any potential product to which it has rights, the Company's business may be adversely affected. In addition, there can be no assurance that collaborators will not be pursuing alternative technologies or developing products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by such partners' collaborative programs with the Company.

RISKS ASSOCIATED WITH LICENSES

        The Company has licenses to technologies developed by various research institutes and universities. Pursuant to the terms of those agreements, the Company is obligated to make royalty payments on the sales, if any, of licensed products and, in some instances, the Company is responsible for the cost of filing and prosecuting patent applications. The Company's license agreements also require that the Company exercise diligence in bringing potential products to market. In some cases, the Company's license agreements require that the Company make payments that may be substantial, upon completion of certain milestones occurring in the clinical trials and regulatory approval of licensed products. In the event that the Company is unable to meet the diligence requirements, to make the required milestone payments or ongoing annual license payments or otherwise to meet its obligations under the license agreements, the Company could lose its rights to the technologies.

LIMITED MARKETING, SALES, CLINICAL TESTING OR REGULATORY COMPLIANCE ACTIVITIES

        In view of the early stage of the Company and its research and development programs, the Company has restricted hiring to scientists and a small administrative staff and has made only a small investment in marketing, product sales, clinical testing or regulatory compliance resources. If the Company successfully develops any commercially marketable pharmaceutical products, it may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or it may chose to pursue the commercialization of such products on its own. There can be no assurance, however, that the Company will be able to enter into such marketing arrangements on acceptable terms, if at all. Further, the Company will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if it develops pharmaceutical products with commercial potential that it determines to commercialize itself. There can be no assurance, however, that it will be able to acquire such resources or personnel. The Company has entered into a Clinical Services Agreement with Innovex, Inc. ("Innovex"), to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients. There can be no assurance that Innovex will be able to provide the data management necessary to conduct clinical trials and thus could result in delays of clinical trials.

MANUFACTURING LIMITATIONS

        Although the Company has received general approval from local authorities to undertake manufacturing, it currently does not have the capability to manufacture products under the current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. The Company intends either to independently manufacture, package, label and distribute its potential pharmaceutical or other products or to establish arrangements with contract manufacturers to supply sufficient quantities of such products to conduct clinical trials as well as for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if its potential products are approved for commercialization. If the Company is unable to manufacture or contract for a sufficient supply of its potential pharmaceutical products on acceptable terms, the Company's preclinical and human clinical testing schedule may be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which may have a material adverse effect on the Company. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute its finished pharmaceutical or other products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to GMP required by the FDA. The Company has entered into a manufacturing agreement with Chesapeake Biological Laboratories, Inc. ("CBL") to manufacture HK-Cardiosol for clinical trials. There can be no assurance that CBL will be able to manufacture sufficient quantities of HK-Cardiosol for the Company's clinical trials.

        Manufacturing facilities must pass a pre-approval plant inspection before the FDA will issue a pre-market approval or product and establishment licenses, where applicable, for the products. The Company will also be required to obtain a license from the State of California to manufacture any investigational products which license will be issued only if the Company is in compliance with the GMP regulations, as determined by an inspection conducted by the State of California. If the Company is unable to manufacture its potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. The Company has no experience in the manufacture of pharmaceutical products or medical devices in clinical quantities or for commercial purposes. Should the Company determine to manufacture products itself, the Company would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products and would require substantial additional capital. In addition, there can be no assurance that the Company will be able to manufacture any products successfully and in a cost effective manner.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 through F-29 of Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

        The section entitled "Proposal No. 1 - Election of Directors" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

        Certain information with respect to the executive officers of the Company is set forth in Part I of this report in the section entitled "Executive Officers of the Company."

        The section entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders sets forth the information concerning compliance by officers, directors and 10% stockholders of the Company with Section 16 of the Exchange Act and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Certain Transactions" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Company and its directors, officers and principal stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

        The following exhibits are attached hereto or incorporated herein by reference:

    Exhibit
     Number                                 Title
   ---------  ------------------------------------------------------------------
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

      4.01    Form of Specimen Certificate for Company's Common Stock.
              (Incorporated by reference to Exhibit Number 4.01 to the Form S-1)

    *10.01    1993 Stock Option Plan, as amended to date, and related Stock
              Option Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.01 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1997 and 1996 respectively)

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

    Exhibit
     Number                                 Title
   ---------  ------------------------------------------------------------------
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

    Exhibit
     Number                                 Title
   ---------  ------------------------------------------------------------------
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

     10.26 Share Purchase Warrant of the Company. (Incorporated by reference to Exhibit Number 4.02 to the January 1996 Form 8-K)

     10.27 Registration Rights Agreement dated January 9, 1996. (Incorporated by reference to Exhibit Number 4.03 to the January 1996 Form 8-K)

     10.28    Registration Rights Agreement dated January 9, 1996 between the
              Company and Biotechnology Investment Group L.L.C. (Incorporated by reference to Exhibit Number 10.28 to the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1995)

     10.29    First Amendment to Sublease for Building C of Marina Bay Business
              Park, 1401 Marina Way South, Richmond, California 94804 dated
              August 5, 1996 between the Company and Marina Westshore Partners.
              (Incorporated by reference to Exhibit Number 10.29 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
              September 30, 1996 (the "September 1996 Form 10-QSB"))

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

    Exhibit
     Number                                 Title
   ---------  ------------------------------------------------------------------
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

     10.36 Form of Share Purchase Warrant of the Company (Incorporated by reference to Exhibit No. 4.04 to the January 1997 Form 8-K)

     10.37    Form of Registration Rights Agreement dated December 11, 1996.
              (Incorporated by reference to Exhibit No. 4.05 to the January 1997
              Form 8-K)

     10.37    Form of Registration Rights Agreement dated December 12, 1996.
              (Incorporated by reference to Exhibit No. 4.06 to the January 1997
              Form 8-K)

     10.38    Master Loan and Security Agreement between the Company and
              Transamerica Business Credit Corporation, dated May 13, 1997
              (Incorporated by reference to Exhibit 10.38 to Company's Quarterly
              Report on Form 10-QSB for the quarter ended June 30, 1997 (the
              "June 1997 Form 10-QSB))

     10.39 Stock Subscription Warrant between the Company and Meier Mitchell and Company, LLC, dated May 13, 1997 (Incorporated by reference to
              Exhibit 10.39 to the June 1997 Form 10-QSB)

     10.40    Stock Subscription Warrant between the Company and Transamerica
              Business Credit Corporation, dated May 13, 1997 (Incorporated by reference to Exhibit 10.40 to the June 1997 Form 10-QSB)

   **10.41    Research and Development Agreement between the Company and Oxford
              Asymmetry Limited, dated April 18, 1997 (Incorporated by reference to Exhibit 10.41 to the June 1997 Form 10-QSB)

   **10.42 Clinical Service Agreement between the Company and Innovex, Inc., dated June 6, 1997 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (the "September 1997 Form 10-QSB"))

     10.43 Subscription Agreement dated December 12, 1997 between the Company and Grace Brothers Limited. (Incorporated by reference to Exhibit
              No. 4 to the Company's Current

    Exhibit
     Number                                 Title
   ---------  ------------------------------------------------------------------
              Report on Form 8-K dated December 12, 1997.)

     10.44    Amendment No. 1 dated December 23, 1997 to the Subscription
              Agreement dated December 12, 1997 between the Company and Grace
              Brothers Limited. (Incorporated by reference to Exhibit No. 10.1 to the Company Current Report on Form 8-K dated December 23,
              1997.)

     10.45    Form of Subscription Agreement. (Incorporated by reference to
              Exhibit No. 10.2 to the Company's Current Report on Form 8-K dated December 23, 1997.)

     10.46    Amendment No. 2 dated December 31, 1997 to the Subscription
              Agreement dated December 12, 1997 between the Company and Grace
              Brothers Limited. (Incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated December 31,
              1997).

  ***10.47 Consulting Agreement dated February 13, 1998 between the Company and G. Kirk Raab.

     11.01    Statement regarding computation of net loss per share.

     21.01    Subsidiaries of the Company. (Incorporated by reference to Exhibit
              Number 21.01 to the Form S-1)

     23.01    Consent of KPMG Peat Marwick LLP, Independent Auditors.

     27.01    Financial Data Schedule

-----------

*     Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted with respect to certain portions of this document.

*** Conficential treatment has been requested with respect to certain portions of this document.

(b) Reports on Form 8-K.

      On December 15, 1997, the Company filed a report on Form 8-K reporting the first closing of its December 1997 private placement.

      On December 23, 1997, the Company filed a report on Form 8-K reporting the second closing of its December 1997 private placement.

      On January 6, 1998, the Company filed a report on Form 8-K reporting the final closing of its December 1997 private placement.

      With the exception of the information incorporated herein by reference to the Company's proxy statement for the 1998 annual meeting of stockholders in Items 9, 10, 11 and 12 of Part III, the Proxy Statement is not deemed to be filed with this Report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report                                               F-2
Consolidated Balance Sheets                                                F-3
Consolidated Statements of Operations                                      F-4
Consolidated Statements of Stockholders' Equity (Deficit)                  F-5
Consolidated Statements of Cash Flows                                      F-7
Notes to Consolidated Financial Statements                                 F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
LXR Biotechnology Inc.:


We have audited the accompanying consolidated balance sheets of LXR Biotechnology Inc. and subsidiary, a development stage enterprise, as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from April 20, 1992 (date of incorporation) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LXR Biotechnology Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from April 20, 1992 (date of incorporation) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ KPMG Peat Marwick LLP

San Francisco, California
February 13, 1998

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                                     Consolidated Balance Sheets

                                     December 31, 1997 and 1996

                   Assets                                                       1997                1996
                   ------                                                   ------------        ------------
Current assets:
    Cash and cash equivalents .......................................       $ 11,536,687        $ 10,217,203
    Prepaid expenses ................................................            210,695              98,881
    Private placement receivable ....................................                 --           1,278,700
    Other receivables ...............................................             40,237              39,500
                                                                            ------------        ------------

           Total current assets .....................................         11,787,619          11,634,284

Equipment and leasehold improvements, net ...........................          1,485,847             592,093
Notes receivable from related parties ...............................            205,000             160,000
Deposits and other assets ...........................................             96,633              32,315
                                                                            ------------        ------------

           Total assets .............................................       $ 13,575,099        $ 12,418,692
                                                                            ============        ============

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable ................................................       $    740,809        $    698,450
    Accrued private placement commission ............................            467,789                  --
    Accrued payroll related expenses ................................            161,280             181,414
    Other accrued liabilities .......................................            113,503              28,791
    Deferred rent obligation ........................................            290,408             259,975
    Short-term portion of note payable ..............................            172,730                  --
                                                                            ------------        ------------

           Total current liabilities ................................          1,946,519           1,168,630

Note payable, excluding short-term portion ..........................            409,707                  --
                                                                            ------------        ------------

           Total liabilities ........................................          2,356,226           1,168,630
                                                                            ------------        ------------

Commitments and contingencies (notes 4, 5, 6, 7, 11, 12,
 13, 15, 16, and 17)

Stockholders' equity :
    Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued or outstanding ....................................                 --                  --
    Common stock, $0.0001 par value; 45,000,000 shares authorized;
      27,485,850 and 21,924,687 shares issued and outstanding in 1997
      and 1996, respectively ........................................              2,719               2,163
    Common stock to be issued; 252,453 and 187,500 shares in 1997 and
      1996, respectively ............................................                 26                  19
    Additional paid-in capital ......................................         44,017,309          34,778,774
    Deficit accumulated during the development stage ................        (32,786,006)        (23,515,719)
    Treasury stock, common stock; at cost; 182,012 shares
      in 1997 and 1996 ..............................................            (15,175)            (15,175)
                                                                            ------------        ------------

        Total stockholders' equity ..................................         11,218,873          11,250,062
                                                                            ------------        ------------

        Total liabilities and stockholders' equity ..................       $ 13,575,099        $ 12,418,692
                                                                            ============        ============


See accompanying notes to consolidated financial statements.

                              LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                                 (A Development Stage Enterprise)

                              Consolidated Statements of Operations





                                                                                                     April 20, 1992
                                                                                                       (date of
                                                               Years ended                           incorporation)
                                                              December 31,                             through
                                          ----------------------------------------------------        December 31,
                                              1997                1996                1995                1997
                                          ------------        ------------        ------------        ------------
Revenues:
    Grant revenue                         $     57,348        $    114,396        $         --        $    171,744
    Funded Research                            101,665                  --                  --             101,665
    License fee revenue                        700,000             300,000                  --           1,000,000
                                          ------------        ------------        ------------        ------------

           Total revenues                      859,013             414,396                  --           1,273,409
                                          ------------        ------------        ------------        ------------

Research and development                     7,154,621           5,519,317           4,303,661          24,063,328
General and administrative                   3,335,167           2,702,390           2,012,017          10,602,611
                                          ------------        ------------        ------------        ------------

           Total expenses                   10,489,788           8,221,707           6,315,678          34,665,939
                                          ------------        ------------        ------------        ------------

           Loss from operations             (9,630,775)         (7,807,311)         (6,315,678)        (33,392,530)
                                          ------------        ------------        ------------        ------------

Interest income, net:
    Interest income                            400,720             244,476              89,127           1,006,178
    Interest expense                           (38,632)            (58,564)            (88,596)           (393,249)
                                          ------------        ------------        ------------        ------------

           Interest income, net                362,088             185,912                 531             612,929
                                          ------------        ------------        ------------        ------------

           Loss before income taxes         (9,268,687)         (7,621,399)         (6,315,147)        (32,779,601)

Income taxes                                     1,600               1,600                 800               6,400
                                          ------------        ------------        ------------        ------------

           Net loss                       $ (9,270,287)       $ (7,622,999)       $ (6,315,947)       $(32,786,001)
                                          ============        ============        ============        ============

Net loss per share                        $       (.42)       $       (.48)       $       (.84)
                                          ============        ============        ============

Weighted average shares used to
    compute net loss per share              22,177,991          15,815,495           7,513,541
                                          ============        ============        ============


See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Consolidated Statements of Stockholders' Equity (Deficit)

        April 20, 1992 (date of incorporation) through December 31, 1997

                                                                                                                COMMON STOCK
                                               PREFERRED STOCK                    COMMON STOCK                   TO BE ISSUED
                                          -----------------------------    ----------------------=------   ----------------------
                                          SHARES ISSUED       AMOUNT       SHARES ISSUED       AMOUNT       SHARES       AMOUNT
                                          -------------    ------------    -------------   -------------   ----------   ---------
Issuance of common stock                            --       $       --          758,333    $         76         --         $   --
Issuance of Series A preferred stock         1,059,000           10,590               --              --         --             --
Net loss                                            --               --               --              --
                                          ------------     ------------     ------------    ------------       ----      ---------
Balances as of December 31, 1992             1,059,000           10,590          758,333              76         --             --

Issuance of Series A preferred stock           191,000            1,910               --              --         --             --
Issuance of 2% common stock dividend                --               --           15,167               1         --             --
Conversion of Series A preferred
  stock to common stock                     (1,250,000)         (12,500)         625,000              63         --             --
Issuance of common stock per
  agreement with D. Blech
  and others                                        --               --        2,000,000             200         --             --
Issuance of common stock                            --               --          551,650              55         --             --
Forgiveness of notes receivable
  from stockholders                                 --               --               --              --         --             --
Issuance of stock warrants                          --               --               --              --         --             --
Net loss                                            --               --               --              --         --             --
                                          ------------     ------------     ------------    ------------      -----      ---------
Balances as of December 31, 1993                    --               --        3,950,150             395         --             --

Issuance of common stock                            --               --        2,875,000             288         --             --
Conversion of note payable to
   D. Blech and others into
   common stock                                     --               --          798,778              80         --             --
Payment of notes receivable and
   repurchase of common stock                       --               --               --              --         --             --
Net loss                                            --               --               --              --         --             --
                                          ------------     ------------     ------------    ------------       ----      ---------
Balances as of December 31, 1994                    --               --        7,623,928             763         --             --

Issuance of common stock                            --               --          100,000              10         --             --
Payment of notes receivable                         --               --               --              --         --             --
Stock options exercised                             --               --            1,475              --         --             --
Net loss                                            --               --               --              --         --             --
                                          ------------     ------------     ------------    ------------       ----      ---------
Balances as of December 31, 1995                    --     $         --        7,725,403    $        773                 $      --



                                                           NOTES          DEFICIT
                                                         RECEIVABLE      ACCUMULATED         TREASURY STOCK
                                       ADDITIONAL           FROM         DURING THE     --------------------------    TOTAL STOCK-
                                       PAID-IN             STOCK-        DEVELOPMENT      SHARES         EQUITY     HOLDERS' EQUITY
                                       CAPITAL            HOLDERS           STAGE       REPURCHASED      AMOUNT        (DEFICIT)
                                       ------------    ------------     ------------    ------------  ------------   -------------
Issuance of common stock             $    113,674        $(91,000)    $         --             --    $         --    $     22,750
Issuance of Series A preferred stock      518,910              --               --             --              --         529,500
Net loss                                       --              --         (222,213)            --              --        (222,213)
                                     ------------    ------------     ------------   ------------    ------------    ------------
Balances as of December 31, 1992          632,584         (91,000)        (222,213)            --              --         330,037

Issuance of Series A preferred stock       93,590              --               --             --              --          95,500
Issuance of 2% common stock dividend            4              --               (5)            --              --              --
Conversion of Series A preferred
  stock to common stock                    12,437              --               --             --              --              --
Issuance of common stock per
  agreement with D. Blech
  and others                                  400              --               --             --              --             600
Issuance of common stock                   16,495         (16,385)              --             --              --             165
Forgiveness of notes receivable
  from stockholders                            --          16,385               --             --              --          16,385
Issuance of stock warrants                 10,500              --               --             --              --          10,500
Net loss                                       --              --       (3,441,014)            --              --      (3,441,014)
                                     ------------    ------------     ------------   ------------      ----------    ------------
Balances as of December 31, 1993          766,010         (91,000)      (3,663,232)            --              --      (2,987,827)

Issuance of common stock               10,921,607              --               --             --              --      10,921,895
Conversion of note payable to
   D. Blech and others into
   common stock                         3,594,420              --               --             --              --       3,594,500
Payment of notes receivable and
   repurchase of common stock                  --          10,743               --       (128,978)         (9,853)            890
Net loss                                       --              --       (5,913,541)            --              --      (5,913,541)
                                     ------------    ------------     ------------   ------------      ----------    ------------
Balances as of December 31, 1994       15,282,037         (80,257)      (9,576,773)      (128,978)         (9,853)      5,615,917

Issuance of common stock                  114,168              --               --             --              --         114,178
Payment of notes receivable                    --           1,257               --             --              --           1,257
Stock options exercised                        44              --               --             --              --              44
Net loss                                       --              --       (6,315,947)            --              --      (6,315,947)
                                     ------------    ------------     ------------   ------------      ----------    ------------
Balances as of December 31, 1995       15,396,249    $    (79,000)    $(15,892,720)      (128,978      $   (9,853)   $   (584,551)


                                                                     (CONTINUED)
                                      F-5

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Consolidated Statements of Stockholders' Equity (Deficit)

        April 20, 1992 (date of incorporation) through December 31, 1997


                                                                                                     COMMON STOCK
                                              PREFERRED STOCK              COMMON STOCK             TO BE ISSUED
                                        --------------------------   --------------------------   ----------------------
                                        SHARES ISSUED     AMOUNT     SHARES ISSUED   AMOUNT         SHARES      AMOUNT
                                        -------------   ----------   ------------   -----------   ----------   ---------
Balances as of December 31, 1995              --          --           7,725,403    $   773            --       $   --
Private placement of common stock
  (net of issuance costs)                     --          --           8,096,000        810            --           --
Stock options exercised                       --          --              10,169          1            --           --
Repurchase of common stock                    --          --                --         --              --           --
Warrant exercised                             --          --             319,880          1            --           --
Acquisition of Cardiosol technology           --          --              37,500          4         187,500           19
Issuance of warrant                           --          --                --         --              --           --
Cancellation of notes receivable
  from stockholders                           --          --                --         --              --           --
Private placement of common stock
  (net of issuance costs)                     --          --           5,735,735        574            --           --
Stock options granted                         --          --                --         --              --           --
Net loss                                      --          --                --         --              --           --
                                              --          --        ------------    -------       ---------     --------

Balances as of December 31, 1996              --          --          21,924,687      2,163         187,500           19

Issuance of common stock to
  Boehringer Mannheim in connection
  with private placement                      --          --              37,500          4            --           --
Common stock to be issued                     --          --                --         --           102,453           11
Stock options exercised                       --          --               1,000       --              --           --
Issuance of warrants                          --          --                --         --              --           --
Issuance of common stock subscribed
  on acquisition of Cardiosol technology      --          --              37,500          4         (37,500)          (4)
Private placement of common stock
  (net of issuance costs)                     --          --           5,485,163        548            --           --
Net loss                                      --          --                --         --              --           --
                                              --          --        ------------    -------       ---------     --------

Balances at December 31, 1997                 --          --          27,485,850    $ 2,719         252,453     $     26
                                         ===========   ==========   ============    =======       =========     ========






                                                           NOTES        DEFICIT
                                                        RECEIVABLE    ACCUMULATED         TREASURY STOCK
                                        ADDITIONAL          FROM       DURING THE     ------------------------     TOTAL STOCK-
                                        PAID-IN            STOCK-      DEVELOPMENT      SHARES         EQUITY     HOLDERS' EQUITY
                                        CAPITAL           HOLDERS         STAGE       REPURCHASED      AMOUNT        (DEFICIT)
                                        ------------     ----------   ------------    ------------  ----------     -------------
Balances as of December 31, 1995        $ 15,396,249    $ (79,000)    $(15,892,720)    (128,978)    $ (9,853)       $   (584,551)
Private placement of common stock
  (net of issuance costs)                  8,630,157         --              --           --            --             8,630,967
Stock options exercised                        1,798         --              --           --            --                 1,799
Repurchase of common stock                      --          3,812            --         (53,034)      (5,322)             (1,510)
Warrant exercised                             19,504         --              --           --            --                19,505
Acquisition of Cardiosol technology          576,540         --              --           --            --               576,563
Issuance of warrant                            6,572         --              --           --            --                 6,572
Cancellation of notes receivable
  from stockholders                             --         75,188            --           --            --                75,188
Private placement of common stock
  (net of issuance costs)                 10,116,079         --              --           --            --            10,116,653
Stock options granted                         31,875         --              --           --            --                31,875
Net loss                                        --           --         (7,622,999)        --           --            (7,622,999)
                                        ------------   ----------      -----------    ---------     -------         ------------
Balances as of December 31, 1996          34,778,774         --        (23,515,719)    (182,012)    (15,175)          11,250,062

Issuance of common stock to
  Boehringer Mannheim in connection
  with private placement                     149,996         --              --           --            --               150,000
Common stock to be issued                     29,052         --              --           --            --                29,063
Stock options exercised                        1,563         --              --           --            --                 1,563
Issuance of warrants                          56,988         --              --           --            --                56,988
Issuance of common stock subscribed
  on acquisition of Cardiosol technology        --           --              --           --            --                  --
Private placement of common stock
  (net of issuance costs)                  9,000,936         --              --           --            --             9,001,484
Net loss                                        --           --         (9,270,287)        --           --            (9,270,287)
                                        ------------   ----------      -----------    ---------     -------         ------------
Balances at December 31, 1997           $ 44,017,309   $     --       $(32,786,006)    (182,012)   $(15,175)        $ 11,218,873
                                        ============   ==========     ============    =========    ========         ============


See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                            April 20, 1992
                                                                                                               (date of
                                                                      Years ended                            incorporation)
                                                                      December 31,                              through
                                                  ----------------------------------------------------        December 31,
                                                      1997                1996                1995                1997
                                                  ------------        ------------        ------------        ------------
Cash flows from operating activities:
  Net loss                                        $ (9,270,287)       $ (7,622,999)       $ (6,315,947)       $(32,786,001)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                     288,669             275,140             291,181           1,198,521
      Amortization                                     119,049             215,029             248,861             879,575
      Amortization of discount on investments               --                  --             (22,568)            (89,850)
      Loss on disposal of assets                           712                  --                  --               4,788
      Cancellation of notes receivable
        from stockholders                                   --              75,188                  --              91,573
      Cost of acquired research and
        development related to OAI
        acquisition in exchange for note
        receivable                                          --                  --                  --             106,111
      Cost of acquired technology related
        to Cardiosol in exchange for common
        stock                                               --             576,563                  --             576,563
      Equity instruments issued for
        fees and services                               86,051               6,572                  --             103,123
      Stock options granted                                 --              31,875                  --              31,875
      License fee revenue resulting from
        equipment received                            (342,992)                 --                  --            (400,000)
      Changes in operating assets and
        liabilities:
        Prepaid expenses and other receivables        (112,551)             78,665             (32,666)           (250,302)
        Deposits and other assets                      (70,318)             190,823                  --             (85,255)
        Accounts payable                                42,359             (97,649)            199,793             366,965
        Accrued expenses and deferred rent
          obligation                                   562,800             280,791             156,775           1,406,824
                                                  ------------        ------------        ------------        ------------

         Net cash used in operating activities      (8,696,508)         (5,990,002)         (5,474,571)        (28,845,490)
                                                  ------------        ------------        ------------        ------------

Cash flows from investing activities:
  Purchase of investments                                   --                  --                  --          (3,910,150)
  Purchase of equipment and leasehold
    improvements                                      (953,192)           (182,794)            (55,045)         (2,404,226)
  Proceeds from maturity of investments                     --                  --           3,000,000           4,000,000
  Loans to related parties                             (45,000)           (160,000)                 --            (205,000)
                                                  ------------        ------------        ------------        ------------

         Net cash provided by (used in)
           investing activities                       (998,192)           (342,794)          2,944,955          (2,519,376)
                                                  ------------        ------------        ------------        ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock            10,430,184          17,468,920             114,178          39,583,692
  Proceeds from notes payable to related
    parties                                                 --                  --             600,000           4,694,500
  Proceeds from line of credit                              --                  --                  --             375,000
  Proceeds from equipment loan                         701,249                  --                  --             701,249
  Repayment of notes payable and line of
    credit                                            (118,812)           (600,000)                 --          (1,699,923)
  Principal payments for obligations under
    capital lease                                           --            (406,960)           (189,282)           (776,513)
  Payments received for notes receivable
    from stockholders                                       --                  --               1,257               2,147
  Net proceeds from exercise of stock options            1,563               1,799                  44               3,406
  Repurchase of common stock                                --              (1,510)                 --              (1,510)
  Proceeds from exercise of warrants                        --              19,505                  --              19,505
                                                  ------------        ------------        ------------        ------------

        Net cash provided by financing
          activities                                11,014,184          16,481,754             526,197          42,901,553
                                                  ------------        ------------        ------------        ------------

Net increase (decrease) in cash and cash
  equivalents                                        1,319,484          10,148,958          (2,003,419)         11,536,687

Cash and cash equivalents at beginning of
  period                                            10,217,203              68,245           2,071,664                  --
                                                  ------------        ------------        ------------        ------------

Cash and cash equivalents at end of period        $ 11,536,687        $ 10,217,203        $     68,245        $ 11,536,687
                                                  ============        ============        ============        ============


                                                                     (Continued)

                                 LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                                   (A Development Stage Enterprise)

                           Consolidated Statements of Cash Flows, Continued


                                                                                                            April 20, 1992
                                                                                                               (date of
                                                                       Years ended                          incorporation)
                                                                       December 31,                             through
                                                    --------------------------------------------------       December 31,
                                                        1997               1996               1995               1997
                                                    ------------       ------------       ------------       ------------
Supplemental cash flow information:

  Cash paid for income taxes                        $      1,600       $      1,600       $      1,000       $      5,800
                                                    ============       ============       ============       ============

  Cash paid for interest                            $     38,632       $     68,890       $     78,270       $    393,771
                                                    ============       ============       ============       ============

  Noncash investing and financing activities:

    Common stock issued in exchange for
      notes receivable from stockholders            $         --       $         --       $         --       $    107,385
                                                    ============       ============       ============       ============

    Equipment purchased under capital
      lease obligation                              $         --       $         --       $         --       $    855,022
                                                    ============       ============       ============       ============

    Stock dividend                                  $         --       $         --       $         --       $          5
                                                    ============       ============       ============       ============

    Common stock issued in exchange for
      note payable to D. Blech and others           $         --       $         --       $         --       $  3,594,500
                                                    ============       ============       ============       ============

    Repurchase of common stock in exchange
      for notes receivable from
      stockholders                                  $         --       $      3,812       $         --       $     13,665
                                                    ============       ============       ============       ============

    Receivable for common stock issued in
      Private Placement                             $         --       $  1,278,700       $         --       $  1,278,700
                                                    ============       ============       ============       ============



See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995




 (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Operations

      LXR Biotechnology Inc. ("LXR" or the "Company") is a biopharmaceutical company engaged in the research and development of therapeutics to treat diseases where the dysregulation of apoptosis, naturally occurring programmed cell death, can play a key role in the onset of or damage caused by such diseases. Apoptosis is a form of cell death that occurs in a timely and atraumatic fashion in the normal development and maintenance of healthy tissue and organs. The Company was founded and incorporated in Delaware in April 1992.

      The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. All of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of pharmaceutical or medical device products have been generated to date. There can be no assurance that the Company will be able to develop, manufacture, or market a commercial product from these projects. In addition, there can be no assurance that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products it may develop.

      Liquidity

      The Company has incurred losses since its inception and expects to incur substantial additional research and development costs prior to reaching profitability, including costs related to clinical trials and manufacturing and marketing expenses. Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through the third quarter of 1998. The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

      Cash and Cash Equivalents

      Cash and cash equivalents at December 31, 1997 and 1996 includes cash on hand and short term investments with original maturities of three months or less.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Equipment is depreciated on the straight line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of the lease term or the useful life of the improvement.

       Fair Value of Financial Instruments

      Financial assets and liabilities have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash and cash equivalents, prepaid assets, other receivables and current liabilities approximate fair value because of their short term nature. The fair value of notes receivable from related parties are not readily determinable due to their related party nature. The carrying amount of the notes payable are reasonable estimates of fair values as the notes bear interest based on the market rates currently available for debt with similar terms.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the Company reviews, as circumstances dictate, the carrying amount of its long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based upon the excess of the carrying value over the fair value.

      Revenue Recognition

      For contracts under which the Company is reimbursed for expenses, including grants, revenue is recognized as the related expenses are incurred. Non-refundable fees or milestone payments received in connection with research and development or license agreements are recognized as revenue when they are earned in accordance with the applicable performance requirements and contractual terms of the agreements. Payments received related to future performance are deferred and recognized as revenue as the services are performed.

      Research and Development

      All research and development costs are expensed as incurred. Costs related to the acquisition of technology rights and patents, for which development work is in process, are expensed and considered a component of research and development costs.

      Income Taxes

      The Company accounts for income taxes under the asset and liability method as prescribed by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, with deferred income tax assets and liabilities recognized for the future tax consequences of differences between the



                                                                     (Continued)
                                      F-10

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Income Taxes, Continued

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

      Net Loss Per Share

      Net loss per share has been computed using the weighted average number of common shares, outstanding during each period presented. In 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS previously required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculation defined in Accounting Principles Board No. 15. Adoption of this statement requires restatement of previously reported EPS data. Adoption of this statement did not have any impact on the Company's net loss per share calculation.

      Stock Option Plans

      On January 1, 1996, the Company adopted the disclosure - only provisions of Statement of Financial Accounting Standard No.123, Accounting for Stock Based Compensation (SFAS No. 123). As allowed under the provisions of the statement, the Company applies Accounting Principals Board Opinion No. 25 (APB Opinion No. 25) and related interpretation in accounting for its stock option plans.

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

      New Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      New Accounting Standards, Continued

      Standards Nos. 130 and 131, Reporting Comprehensive Income (SFAS No. 130) and Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position or results of operations as currently reported.

      Reclassifications

      Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

(2)   PRIVATE PLACEMENT RECEIVABLE

      The private placement receivable represents a portion of the proceeds from the December 1996 Private Placement (note 6) which were held in a designated escrow account at December 31, 1996, pursuant to legally binding contracts between the Company and purchasers of common stock effective as of December 31, 1996. These proceeds were not transferred to the Company's account until January 1997. All stock related to the proceeds had been issued and was outstanding as of December 31, 1996.

(3)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consisted of the following:

                                                                       December 31,
                                                               ------------------------------
                                                                  1997               1996
                                                               -----------        -----------
               Laboratory equipment                            $ 1,809,592        $ 1,075,033
               Computer and other office equipment                 193,239            147,013
               Furniture and fixtures                              576,414            480,736
               Leasehold improvements                              937,847            519,833
                                                               -----------        -----------

                                                                 3,517,092          2,222,615
               Accumulated depreciation and amortization        (2,031,245)        (1,630,522)
                                                               -----------        -----------

               Equipment and leasehold improvements, net       $ 1,485,847        $   592,093
                                                               ===========        ===========


      Depreciation and amortization expense amounted to approximately $402,000, $481,000 and $531,000 for the years ended December 31, 1997, 1996, and 1995, respectively.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(4)   NOTE PAYABLE

      In May 1997, the Company entered into an agreement providing for a loan of $200,000 secured by existing equipment and a loan of $500,000 for the purchase of new equipment ("Equipment Loan"). In accordance with the Equipment Loan, loan payments will be made monthly over a three year term with a final balloon payment equal to 10% of the original loan. As of December 31, 1997 there was $582,437 outstanding under the Equipment Loan at an effective interest rate of approximately 15.36%. In connection with the Equipment Loan, the Company issued warrants to purchase 27,000 shares of the Company's common stock at $2.1875 per share. The warrants expire in May 2004 (Note 7).

      The Equipment Loan is secured by equipment and leasehold improvements with a net book value of $1,485,847 at December 31, 1997.

      Future minimum payments under the Equipment Loan as of December 31, 1997 are as follows:

                         Year ending
                         December 31,
                         ------------

                             1998                        $172,730
                             1999                         216,248
                             2000                         193,459
                                                         --------

                                                         $582,437
                                                         ========


(5)   OPERATING LEASE

      The Company leases its facility under a noncancelable operating lease which expires in June 2010.

      Future minimum lease payments under the noncancelable operating lease as of December 31, 1997 are as follows:

            Year ending                                     Operating
            December 31,                                      Lease
            ------------                                      -----
               1998                                       $  314,918
               1999                                          314,918
               2000                                          314,918
               2001                                          314,918
               2002                                          354,283
               Thereafter                                  2,952,360
                                                          ----------

               Total minimum lease payments               $4,566,315
                                                          ==========

      The Company recognizes rent expense on a straight-line basis over the term of the lease. Rental expense for operating leases was approximately $339,000, $344,000 and $230,000 for the years ended December 31, 1997,
      1996 and 1995, respectively.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(6)   CAPITAL STOCK

      Preferred Stock

      During 1992, the Company issued 1,059,000 shares of Series A preferred stock in exchange for $529,500.

      In February 1993, the Company issued 191,000 shares of preferred stock in exchange for $95,500.

      In April 1993, all the outstanding shares of preferred stock, totaling 1,250,000 shares, were converted to 625,000 shares of the Company's common stock.

      Common Stock

      During 1992, the Company issued 758,333 shares of common stock in exchange for $22,750 in cash and $91,000 in notes receivable from stockholders. On their respective dates of purchase, a total of 481,250 of these shares were subject to certain vesting provisions. Unvested shares can be repurchased by the Company at the issuance price. As of December 31, 1997, all remaining shares are fully vested.

      In March 1993, the Company declared a 2% stock dividend to all common stockholders of record. A total of 9,625 of the 15,167 shares granted as a stock dividend were subject to certain vesting provisions. As of December 31, 1997, all remaining shares are fully vested.

      On April 5, 1993, the Company issued the Edward Blech Trust , an affiliate of D. Blech Incorporated, the Underwriter for the Company's Initial Public Offering (the Underwriter), and Mark Germain (formerly a managing director of the Underwriter and Chairman of the Company's Board of Directors), an aggregate of 2,000,000 shares of common stock in exchange for $600.

      In June 1993, the Company issued 551,650 shares of common stock in exchange for $165 in cash and notes receivable from stockholders totaling $16,385. In December 1993, the Board of Directors forgave the $16,385 of indebtedness. On their respective dates of purchase, a total of 444,817 of these shares were subject to certain vesting provisions. As of December 31, 1997, a total of 1,948 of such shares remain subject to vesting.

      In May 1994, the Company raised approximately $10,922,000 (net of underwriting discounts and offering expenses), through an initial public offering and sale of 2,875,000 shares of common stock at $4.50 per share (the Initial Public Offering). Upon consummation of the Initial Public Offering, the Blech Lenders, affiliates of the Underwriter, converted the principal balance owed by the Company under a line of credit provided by such persons and entities into 798,778 shares of common stock at a conversion price per share equal to the Initial Public Offering price of $4.50.

      In October 1995, the Company engaged in an offshore private placement of the Company's common stock and raised $114,178 (net of offering costs) through the issuance of 100,000 shares of common stock at a price of $1.50 per share. The issuance is exempt from registration pursuant to the exemption provided by Regulation S of the Securities Act of 1993, as amended.

      In January 1996, the Company raised approximately $8.6 million (net of offering costs) through a private placement offering (the January 1996 Private Placement) and sale of 7,360,000 shares of the Company's common stock at a price of $1.25 per share. The Company also issued 736,000 shares of



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(6)   CAPITAL STOCK, CONTINUED

      Common Stock, Continued

      common stock and warrants to purchase an additional 736,000 shares of the Company's common stock to the placement agents as a selling commission for the January 1996 Private Placement (note 7). The Company filed a registration statement on Form S-3 covering resale of the 8,832,000 shares of common stock issued or issuable in connection with the January 1996 Private Placement and 3,004,839 other shares of common stock issued or issuable by the Company.

      In August 1996, in connection with the Cardiosol Acquisition (note 13), the Company committed to issue 225,000 shares of its common stock to the sellers over a period of four years, of which 75,000 shares have been issued and are outstanding as of December 31, 1997. The remaining 150,000 shares are recorded as common stock to be issued. These 225,000 shares were valued at $2.56 per share, the fair market value on the date the agreement was entered into. An additional 75,000 shares of common stock may be issued to the sellers upon the attainment of certain milestones related to Cardiosol.

      In December 1996, the Company raised approximately $10.1 million (net of offering costs) through a private placement offering (the December 1996 Private Placement) and sale of 5,201,350 shares of the Company's common stock at a price of $2.00 Per Share. The Company also issued 534,385 shares of common stock and warrants to purchase an additional 458,858 shares of the Company's common stock to the placement agents as a selling commission for the December 1996 Private Placement (note 7). The Company filed a registration statement on Form S-3 covering resale of the 6,194,593 shares of common stock issued or issuable in connection with the December 1996 Private Placement and 310,037 other shares of common stock issued or issuable by the Company.

      In January 1997, the Company received $150,000 from Boehringer Mannheim Corporation ("Boehringer") for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share pursuant to a binding obligation to purchase such shares in accordance with a letter of intent for a research collaboration with Boehringer related to Maspin (the "Boehringer Letter of Intent") (Note 11).

      In September 1997, the Company committed to issue 15,000 shares of Company's common stock to a consultant of the Company as consideration for rendering certain advisory services. The Company recognized consulting expense of approximately $29,000 representing the fair market value of the shares on the date of the grant. These expenses are included in general and administrative expenses for the year ended December 31, 1997. The shares are included in common stock to be issued at December 31, 1997.

      In December 1997, the Company raised approximately $9 million (net of offering costs) through a private placement offering (the December 1997 Private Placement) and sale of 5,485,163 shares of the Company's common stock at a price of $1.75 per share. In connection with the December 1997 Private Placement, the Company is obligated to issue 87,453 shares of common stock and warrants to purchase an additional 548,516 shares of the Company's common stock, exercisable at $2.00 per share to the placement agents as selling commission. The December 1997 Private Placement was completed in January 1998 (notes 7 and 17).



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



(6)   CAPITAL STOCK, CONTINUED

      Treasury Stock

      During 1994, the Company exercised its option to repurchase 128,978 unvested shares of common stock for a total repurchase price of $9,853.

      During 1996, the Company exercised its option to repurchase 53,034 unvested shares of common stock for a total repurchase price of $5,322.

 (7)  COMMON STOCK WARRANTS

      During November 1993, in connection with a licensing agreement (note 11), the Company issued a warrant to purchase 5,000 shares of the Company's common stock at any time within five years of an initial public offering of the Company's common stock at a price per share equal to $3.15.

      Upon consummation of the Initial Public Offering in May 1994, the Company issued to the Underwriter a warrant to purchase approximately 250,000 shares of common stock at an exercise price of $6.30. The warrants are subject to certain antidilution provisions. As of December 31, 1997, the number of shares issuable under this warrant was 315,631 at an exercise price of $4.99. The warrants expire in May 1999.

      In October 1995, the Company issued warrants to purchase 40,000 shares of the Company's common stock in connection with short-term borrowings from related parties (Note 15). The warrants have an exercise price of $2.25 per share and expire in January 2001.

      In December 1995, the Company issued a warrant to purchase 8,000 shares of the Company's common stock in connection with short-term borrowings from Kenneth McGuire, a shareholder of the Company subject to SEC Schedule 13D reporting requirements (note 15). The warrant has an exercise price of $2.25 per share and expires in January 2001.

      In connection with the January 1996 Private Placement (note 6), the Company issued warrants to purchase 736,000 shares of the Company's common stock at an exercise price of $1.375 per share. The warrants expire January 2001. In May 1996, the Company issued 305,694 shares of common stock upon exercise of a portion of these warrants. The warrant holder elected a cashless exercise of this 404,789 share warrant resulting in a reduction of the shares issuable under the warrant by 99,095. In July 1996, another warrant holder exercised his option to purchase 14,186 shares of the Company's common stock at a purchase price of $19,505.

      In connection with the December 1996 Private Placement (note 6), the Company issued warrants to purchase 458,858 shares of the Company's common stock at an exercise price of $2.20 per share. The warrants expire in December 2001.

      In May 1997, the Company issued a warrant to purchase 27,000 shares of the Company's common stock in connection with the Equipment Loan (note 4). The warrant has an exercise price of $2.1875 per share and expires in May 2004. The estimated fair value of the warrant was included in general and administrative expenses for the year ended December 31, 1997.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



(7)   COMMON STOCK WARRANTS, CONTINUED

      In August 1997 and 1996, pursuant to the License Agreement with Perkin-Elmer Corporation related to the Scanning Laser Digital Imaging ("SLDI") technology, the Company incurred an obligation to pay a success fee and issue warrants to purchase approximately 7,500 shares and 3,600 shares of the Company's common stock at a price per share equal to approximately $1.87 and $2.51, respectively. The warrants, which have not been issued, will expire in August 2003 and 2002, respectively (notes 12 and 15). The estimated fair value of the warrants is included in general and administrative expense for the years ended December 31, 1997 and 1996, respectively.

      In connection with the December 1997 Private Placement (note 6), the Company became obligated to issue warrants to purchase 548,516 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants were issued in January 1998 and expire in January 2003. Additional warrants were issued in 1998 related to the December 1997 Private Placement (Note 17).

      As of December 31, 1997, warrants to purchase approximately 1,731,130 shares of the Company's common stock remained outstanding or to be issued.

 (8)  STOCK OPTION PLANS

      1993 Stock Option Plan

      The Company has a Stock Option Plan (the Option Plan), which was approved by the Board of Directors in May 1993 and approved by its stockholders in August 1993. Options granted under the Option Plan may be incentive stock options or nonqualified stock options. Under the Option Plan 1,849,850 shares of common stock are authorized and remain reserved for issuance, and options to purchase shares may be granted to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The exercise price of an option granted under the Option Plan must be not less than 100% of the fair market value of the shares on the date the option is granted. The exercise price of any option granted to a person owning more than 10% of the total combined voting power of the Company's common stock must not be less than 110% of the fair market value of the shares on the date the option is granted. Options granted under the Option Plan are nontransferable.

      The fair value of each stock option grant is estimated using the Black-Schole's option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: expected dividend yield of 0.0% for all of the three years; expected volatility of 97.6% in 1997 and 107.5% in 1996 and 1995; risk-free interest rates of 6.20%, 6.51% and 6.42%; and expected lives of 7.8, 8.6 and 8.4 years.

      As of December 31, 1997, options to purchase 1,330,701 shares were outstanding and options to purchase 506,506 shares were reserved and unissued under the Option Plan. Options granted pursuant to the Option Plan prior to March 10, 1996 generally vest 20% after one year and as to 1.67% of the shares each month thereafter. Options granted pursuant to the Option Plan after March 10, 1996 generally vest 25% after one year and as to 2.08% of the shares each month thereafter. The options expire ten years from date of grant. As of December 31, 1997, options to purchase 506,762 shares, were exercisable under the Option Plan and the weighted average exercise price of those options was $1.68.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements




(8)   STOCK OPTION PLANS, CONTINUED

      1993 Stock Option Plan, Continued

      The following summarizes the activity under the Option Plan:

                                                         Stock options outstanding
                                                  ---------------------------------------
                                                  Number of     Weighted-average exercise
                                                   shares            price per share
                                                   ------            ---------------
         Balance as of December 31, 1994           224,916         $     1.85
            Options granted                        304,833               1.62
            Options canceled or expired            (48,889)              4.22
            Options exercised                       (1,475)              0.03
                                                ----------

         Balance as of December 31, 1995           479,385               1.47
            Options granted                        543,005               2.61
            Options canceled or expired            (59,081)              1.95
            Options exercised                      (10,169)              0.18
                                                ----------

         Balance as of December 31, 1996           953,140               2.10
            Options granted                        424,550               1.95
            Options canceled or expired            (45,989)              2.05
            Options exercised                       (1,000)              1.56
                                                ----------

         Balance as of December 31, 1997         1,330,701         $     1.89
                                                ==========

      An additional 150,000 options were issued outside of the 1993 stock option plan (Note 15) at an exercise price of $2.063 of which options to purchase 43,749 shares were exercisable at December 31, 1997. These options are subject to all provisions of the 1993 Option Plan and have been included in the disclosures which follow.

      The weighted-average fair value of options granted during 1997, 1996 and 1995 was $1.64, $2.28 and $1.47, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                   Options outstanding                              Options exercisable
         ------------------------------------------   ----------------------------------------------
         Range of       Number     Weighted-average   Weighted-average   Number     Weighted-average
         exercise     outstanding   remaining years       exercise     exercisable     exercise
          prices      at 12/31/97    to expiration          price      at 12/31/97       price
         -------      -----------  ----------------   ---------------- -----------  ----------------
              $ 0.03     29,124           5.20             $ 0.03        27,490        $ 0.03
        1.00 to 1.50    207,484           5.68               1.29       203,185          1.29
        1.56 to 2.44  1,203,509           8.56               2.00       311,528          2.04
        2.50 to 4.81     38,750           8.78               2.42         7,200          2.78
        5.25 to 6.19      1,834           7.20               5.76         1,108          5.60
                       --------                                         -------

                      1,480,701           8.25             $ 1.89       550,511        $ 1.68
                      =========                                         =======



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(8)   STOCK OPTION PLANS, CONTINUED

      1993 Stock Option Plan, Continued

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

      The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: expected dividend yield 0.0% and an expected life of nine years for all of the three years; expected volatility of 97.7% in 1997 and 107.5% in 1996 and 1995; risk-free interest rates of 5.48%, 6.53% and 6.50%.

      As of December 31 1997, options to purchase 60,000 shares were outstanding and options to purchase 140,000 shares were reserved and unissued under the Directors Option Plan. Options granted pursuant to the Directors Option Plan generally vest as to 20% of the shares one year after their respective dates of grant and as to 1.67% of the shares each month thereafter. Options granted pursuant to the Option Plan after August 12, 1997 generally vest 25% after one year and as to 2.08% of the shares each month thereafter. The options expire ten years from date of grant. As of December 31, 1997, options to purchase 16,996 shares were exercisable under the Directors Option Plan and the weighted average exercise price was $1.66.

      The following summarizes the activity in the Directors Option Plan:


                                                               Stock options outstanding
                                                      ------------------------------------------
                                                      Number of        Weighted-average exercise
                                                       shares               price per share
                                                       ------               ---------------
           Balance as of December 31, 1994              10,000                   $ 1.38
               Options granted                          25,000                     1.58
                                                      --------
           Balance as of December 31, 1995              35,000                     1.52



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(8)   STOCK OPTION PLANS, CONTINUED

      Directors Stock Option Plan, Continued

                                                              Stock options outstanding
                                                      ------------------------------------------
                                                      Number of        Weighted-average exercise
                                                       shares               price per share
                                                       ------               ---------------

           Balance as of December 31, 1995              35,000                    $1.52
               Options granted                          15,000                     3.27
               Options canceled or expired             (10,000)                    3.22
                                                      --------
           Balance as of December 31, 1996              40,000                     1.75
               Options granted                          20,000                     2.00
                                                      --------
           Balance as of December 31, 1997              60,000                    $1.83
                                                      ========

      The weighted average fair value of options granted during 1997, 1996 and 1995 was $1.77, $3.01, and $1.45, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                 Options outstanding                                            Options exercisable
        ---------------------------------------------------------------------------      ---------------------------------
         Range of            Number          Weighted-average      Weighted-average        Number         Weighted-average
         exercise          outstanding           remaining             exercise          exercisable          exercise
          prices           at 12/31/97        contractual life           price           at 12/31/97            price
        ------------       -----------        ----------------     ----------------      ------------     ----------------
        $       1.38          10,000             6.75 years             $ 1.38                6,332             $ 1.38
         1.56 - 1.88          25,000             8.20                     1.75                8,332               1.72
         2.00 - 2.19          25,000             9.42                     2.10                2,332               2.19
                           ---------                                                      ---------

                              60,000             8.47                   $ 1.83               16,996             $ 1.66
                             =======                                                         ======


      Pro Forma Disclosure

      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options granted to employees or board members in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       1997                  1996                  1995
                                                   -------------         -------------         -------------
         Net loss              As reported         $  (9,270,287)        $  (7,622,999)        $  (6,315,947)
                               Pro forma           $  (9,800,387)        $  (7,881,884)        $  (6,360,650)

         Net loss per share    As reported         $        (.42)        $        (.48)        $        (.84)
                               Pro forma           $        (.44)        $        (.50)        $        (.85)



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



(8)   STOCK OPTION PLANS, CONTINUED

      Pro Forma Disclosure, Continued

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

(9)   EMPLOYEE BENEFIT PLAN

      In January 1996, the Company adopted a qualified savings plan (the Savings
      Plan) under Internal Revenue Services Code 401(K). The plan provides for tax deferred salary deductions whereby employees, 18 years of age or above, can elect to contribute up to 15% of their compensation (subject to current statutory limits) to the Savings Plan. The Company is not required to make any contributions under the Savings Plan.

(10)  INCOME TAXES

      Income tax expense represents minimum state franchise tax.

      As of December 31, 1997, the Company had research and experimentation credit carryforwards of approximately $620,000 and $466,000 for federal and state purposes, respectively. Under current tax law, the federal credits expire during the years beginning 2007 through 2012 and the state credits carryforward indefinitely.

      There are approximately $2,897,000 of federal and $2,897,000 of state net operating loss carryforwards as of December 31, 1997. Under current tax law, the carryforwards expire during the years beginning 2010 through 2012, and 2000 through 2002, for federal and state tax purposes, respectively.

      The tax effect of the temporary differences that give rise to a significant portion of the deferred tax asset as of December 31, 1997 and 1996 is presented below:

                                                                 1997                 1996
                                                            ------------         ------------
         Deferred tax assets:
             Start-up and research costs capitalized
                for tax purposes                            $ 11,459,000         $ 10,179,000
             Research and experimentation credit                 928,000              713,000
             Net operating loss carryforward                   1,159,000               43,000
                                                            ------------         ------------
                    Total gross deferred tax assets           13,546,000           10,935,000

         Less valuation allowance                            (13,546,000)         (10,935,000)
                                                            ------------         ------------

                    Net deferred tax assets                 $         --         $         --
                                                            ============         ============

      The change in the valuation allowance for the years ended December 31, 1997, 1996, and 1995 was approximately $2,769,000, $3,947,000 and
      $2,751,000, respectively.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(11)  AGREEMENTS RELATED TO MASPIN TECHNOLOGY

      Dana-Farber Cancer Institute, Inc.

      During 1993, the Company entered into exclusive license and research agreements with Dana-Farber Cancer Institute, Inc. (DFCI) related to certain patent applications and technology, including the exclusive right and license to make, use and sell Maspin(TM), a possible tumor suppressor molecule, for therapeutic purposes. Under the terms of the DFCI licensing agreement (the DFCI Agreement), the Company may enter into sublicensing agreements subject to sublicensing and royalty fees. As partial consideration for the license, the Company agreed to pay DFCI approximately $10,000 and granted DFCI a warrant to buy 5,000 shares of the Company's common stock at any time prior to May 6, 1999 (note 7).

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

      The DFCI Agreement requires the Company to pay a minimum royalty per year beginning 12 months after the completion of successful Phase II clinical trials. So long as the Company diligently pursues the commercial development of licensed products, minimum royalties will be waived until the successful completion of Phase III clinical trials. The Company must also pay all costs relating to the filing, prosecution, and maintenance of the patent applications related to Maspin, whether such fees were incurred before or after the date of the DFCI Agreement. During 1997, 1996 and 1995, the Company paid approximately $10,000, $6,000 and $42,000, respectively, to DFCI for costs associated with patents.

      Effective November 1993, the Company entered into a separate agreement with DFCI to support the research of Maspin in return for certain rights to inventions and discoveries from the funded research. During 1997, 1996 and 1995 the Company paid approximately $14,000, $200,000 and $172,000, respectively, to fund the Maspin research. The research agreement was terminated effective January 1997.

      Boehringer Mannheim

      In July 1996, the Company entered into a letter of intent with Boehringer to jointly evaluate the development of Maspin for the treatment of cancer. In January 1997, the Company received $150,000 from Boehringer for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share pursuant to a binding obligation to purchase such shares in accordance with the letter of intent. In addition, in connection with the letter of intent, LXR is currently conducting preclinical efficacy and toxicity studies of Maspin. If the results of the studies are favorable, it is contemplated that Boehringer would purchase additional shares of the Company's common stock at a premium over market price, provide research and development funding to the Company, and commit internal resources to the development of Maspin. In addition, the Company would grant Boehringer an option to acquire an exclusive worldwide license to the Maspin protein for therapeutic uses. There can be no assurance that the results of the preclinical testing undertaken pursuant to the letter of intent will be successful, that Boehringer will elect to proceed with this project or that the parties will enter into any additional agreements.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(12)  AGREEMENTS RELATED TO OAI

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

      OAI's only asset consisted of a technology license from Ohio State University related to research in process (see below), and OAI had not commenced operations. Accordingly, the Company expensed the $200,000 purchase price as research and development expense at the date of purchase.

      Ohio State University License Agreement

      The Company, through the acquisition of OAI, in December 1993, has acquired exclusive license rights to patents and technology related to Scanning Laser Digital Imaging (SLDI). This agreement obligates the Company to make certain royalty payments to the Ohio State University Research Foundation upon the sale of licensed products. In addition, under the terms of the license agreement, the Company is required to satisfy certain performance conditions.

      Perkin Elmer License Agreement

      In August 1996, the Company and OAI entered into an agreement with Perkin Elmer (the Perkin Elmer Agreement) whereby Perkin Elmer was granted an exclusive worldwide license to the patents OAI had licensed from Ohio State University related to the SLDI microscope, for life sciences and clinical diagnostic applications, for the life of any of the patent claims. The Company also licensed certain related software, technical information and rights to ongoing technological developments. In connection therewith, Perkin Elmer agreed to (i) make up to $1.4 million of cash milestone payments to the Company over a three-year period, (ii) contribute up to $400,000 of equipment to the Company; (iii) make certain royalty payments (which do not include minimums) to the Company on any sales of licensed product and (iv) commit certain funds to the development of products covered by licensed patents. The agreement may be terminated by Perkin Elmer, in its discretion, subject to payment of certain amounts to the Company in certain circumstances. Upon signing of the agreement, Perkin Elmer paid the Company $300,000 of the cash milestone payments, which was included in the Company's revenues for the year ended December 31, 1996. In 1997, the Company recognized as license fee revenue under the Perkin Elmer Agreement a milestone payment consisting of $300,000 in cash and equipment with a fair market value of $400,000. The cash was received in September 1997 and approximately $343,000 in equipment was received in December 1997. The balance of approximately $57,000 in equipment is expected to be received in the first quarter of 1998 and is included in other assets at December 31, 1997.

      In connection with this agreement, the Company incurred an obligation to pay a success fee and issue a warrant to purchase approximately 11,100 shares of the Company's common stock to the Olmsted Group, a consultant of the Company (notes 7 and 15). Mark Germain is a managing director of the Olmsted Group.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(13)  OTHER AGREEMENTS

      Cardiosol Acquisition

      In August 1996, the Company acquired certain patent and other rights related to Cardiosol, a preservation solution for use during heart transplantation (the Cardiosol Acquisition). In connection with such acquisition, the Company paid $98,000 in cash and committed to issue 225,000 shares of its common stock to the sellers (note 6). An additional 75,000 shares may be issued upon the attainment of certain milestones. The total cost of the acquisition, including cash and shares, amounted to approximately $675,000 and is included in research and development expenses for the year ended December 31, 1996.

      Pursuant to the Cardiosol Acquisition, the Company entered into a consulting agreement with one of the co-inventors of the Cardiosol solution to serve on the Company's Scientific Advisory Board, and an employment agreement with the other co-inventor to serve as Director of Pre-Clinical Affairs. During 1997 and 1996 the Company paid $119,500 and $65,000, respectively under these agreements. These agreements were terminated in January 1998.

      University of Tennessee

      In January 1997, the Company entered into an exclusive license and three year research agreement with the University of Tennessee and the University of Tennessee Research Corporation related to certain patent applications and technology. As consideration for the agreement, the Company agreed to fund research in the amount of $70,000 per year for three years, with the third year funding contingent upon meeting certain milestones.

      Oxford Asymmetry, Limited

      In April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. In exchange for the services to be provided by Oxford, the Company has agreed to make payments totaling $650,000 on certain dates specified in the agreement through February 1998 and is obligated to make certain future royalty payments on any products the Company may develop under the agreement. As of December 31, 1997, the Company has made payments of $487,500 related to the Oxford agreement of which approximately $451,000 is included in research and development expenses for the year ended December 31, 1997.

      Innovex, Inc.

      In July 1997, the Company entered into a clinical services agreement with Innovex, Inc. (Innovex), to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients. As consideration for the agreement, the Company agreed to pay Innovex fees and expenses amounting to approximately $565,000. Subject to certain rights of early termination the agreement will continue until June 1, 1999. As of December 31, 1997 the Company paid an initial deposit of approximately $48,000 and incurred fees of approximately $95,300. The fees are included in research and development expenses for the year ended December 31, 1997 and the initial deposit is included in prepaid expenses at December 31, 1997.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(13)  OTHER AGREEMENTS, CONTINUED

      Other

      The Company has entered into various other research agreements requiring future payments totaling approximately $192,000 as of December 31, 1997.

(14)  GRANT AWARD

      In September 1995, the Company received notice from the National Institute of Health of a grant award in the amount of $100,000 for its research on the role of the FAS/CD95 antigen in HIV infection. The Company recognized $100,000 in grant revenue related to this grant for the year ended December 31, 1996.

      In September 1996, the Company received notice from the National Institute of Health of a grant award in the amount of approximately $72,000 for its research on the evaluation of Maspin as a widespread tumor suppresser. The Company recognized $57,348 and $14,396 in grant revenue related to this grant for the year ended December 31, 1997 and 1996, respectively.

(15)  RELATED PARTY TRANSACTIONS

      (a) Financing Transactions

      In October 1995, the Company received $250,000 in short term borrowings from BIO and $250,000 in short term borrowings from the Blech Family Trust (the Holders). The notes payable accrued interest at an annual rate of 10.5% and both of the notes payable and accrued interest were paid in January 1996. In addition, in connection with this borrowing, the Company issued warrants to the Holders to purchase 40,000 shares of the Company's common stock at the price of $2.25 per share (note 7).

      In December 1995, the Company received $100,000 in short-term borrowings from Kenneth McGuire, a shareholder who beneficially owns more than 5% of the Company's common stock at December 31, 1997 and is subject to SEC
      Schedule 13D requirements. The note payable accrued interest at a rate of 10.5% and both the note payable and accrued interest were paid in January 1996. In connection with this borrowing, the Company also issued warrants to the debt holder to purchase 8,000 shares of the Company's common stock at an exercise price of $2.25 per share (note 7).

      (b) Consulting Agreements

      In October 1995, the Company entered into a consulting agreement with the Olmsted Group, L.L.C. (the Consultant) for services to be provided in connection with the management of the Company's business. As consideration for the agreement, the Company agreed to pay $10,000 per month through October 1996. The agreement also provides for the payment of additional fees in cash and warrants based on a percentage of the consideration derived from certain transactions on which the Consultant has worked. Mark Germain is managing director of the Olmstead Group, LLC. As of December 31, 1997, the Company has incurred an obligation to pay a success fee and issue a warrant to purchase approximately 11,100 shares of the Company's common stock to the Consultant in connection with the Perkin Elmer Agreement (note 7).

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



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(15)  RELATED PARTY TRANSACTIONS, CONTINUED

      (c) Executive Officer Agreements

      The Company has entered into an employment agreement with the Company's Chief Executive Officer (CEO) to provide an annual base compensation of $240,000. In the event of termination of this agreement, the CEO will be entitled to severance compensation in an amount equal to two times the annual base compensation. In January 1997, the Company advanced $30,000 to the Company's CEO, and the entire amount is outstanding and included in notes receivable from related parties as of December 31, 1997. The note bore interest at a rate of approximately 5.85% during 1997 and is repayable on January 6, 2002.

      In October 1996, the Company entered into an employment agreement with its President and Chief Operating Officer (COO) for an annual salary of $225,000 and one time recruitment bonus of $15,000. This agreement provided for an initial stock option grant for the right to purchase 310,000 shares of the Company's common stock, of which the right to purchase 150,000 of these shares was granted outside of the Company's Stock Option Plan (note 8). This agreement also provided for reimbursement of certain relocation costs and a loan of $175,000, which may be forgiven over an eight year period in the amount of $25,000 per year beginning December 31, 1997, subject to certain conditions. The balance of the loan will become due and payable if the COO resigns or is terminated for cause. If the Company terminates the COO without cause, he will be entitled to receive severance equal to one year's salary. As of December 31, 1997, the Company paid $67,400 towards the COO's temporary living expenses and advanced $175,000 under this agreement, all of which is outstanding as of December 31, 1997. The note bore interest at a rate of approximately 5.85% during 1997, and is included in notes receivable from related parties at December 31, 1997.

      In January 1995, the Company entered into an Independent Consulting Agreement with Mark J. Tomei (the "Consultant Agreement"). The Consultant Agreement has a term of five years and provides for compensation to Mr. Tomei in an amount of $145,000 per year. The Consultant Agreement may be terminated by the Company with or without cause with ten day's notice. If the Company terminates the Consultant Agreement, Mr. Tomei is entitled to severance compensation in the amount of twice his annual compensation. In November 1997, the Company accepted Mark J. Tomei's resignation as the Chief Financial Officer of the Company. Mr. Tomei remains a director of and a consultant to the Company (note 17).

(16)  LITIGATION

      The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former Chairman of the Company, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, a former director and former officer of the Company; James D. Coombes, a former director and former officer, and Mark J. Tomei, a director and former officer, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(16)  LITIGATION, CONTINUED

      All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out to the Company's Initial Public Offering and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities and Exchange Act of 1934, including misrepresentations and omissions in connection with the Initial Public Offering and manipulation of share prices. The suits also allege common law claims for fraud and deceit and seek punitive damages. The complaints allege that defendants, including the Company and the defendant directors and officers, failed to disclose in securities filings connected with the Initial Public Offering, the leveraged financial condition of the Company's underwriter, D. Blech & Co., and its principal, David Blech. The suits further allege that defendants failed to disclose that D. Blech & Co. would act as principle market maker for the Company's shares following the Initial Public Offering, and that D. Blech & Co.'s extended financial commitments would affect its ability to maintain a market for the Company's shares. The suits also allege that defendants assisted or acquiesced in a post-offering scheme to manipulate the market for the Company's shares and artificially inflate share prices. Document discovery is largely completed and depositions are underway. Under the current scheduling order, no deadline for completion of discovery is presently set and no trial date is set.

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

      The Company has agreed to indemnify and/or advance defense costs to each of the current or former officers and directors who are named as defendants in the litigation. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1998 or the termination of the tolling agreement.

      The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which cover (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest this denial of coverage. As a result, the Company cannot predict, at this time, the amount of insurance reimbursement that will be obtained. For the years December 31, 1997, 1996 and 1995, the Company incurred expenses of approximately $140,000, $111,000 and $39,000, respectively, relating to this litigation. To date the Company has received no reimbursements for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own costs and



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

(16)  LITIGATION, CONTINUED

      any judgment or settlement payable by the Company could have a material adverse effect on the Company's cash flows, results of operations and financial condition.

      The Company denies any wrongdoing and is defending the above cases vigorously. While it is possible that the litigation may have a material adverse financial impact on the Company, uncertainty as to whether any material judgment or settlement will result, and the possibility that some portion of any settlement or judgment may be covered by insurance, make it impossible to predict at this time whether the litigation will have a material adverse financial impact on the Company. An adverse judgment or settlement could have a material adverse effect on the Company.

(17)  SUBSEQUENT EVENTS

      In January 1998, the Company sold an additional 229,123 shares of the Company's common stock at a price of $1.75 per share and completed its December 1997 Private Placement for a total of 5,714,286 shares of Common Stock aggregating a total of $10 million in gross proceeds and approximately $9.4 million in net proceeds. In connection with the shares sold in January 1998, the Company is obligated to issue an additional 3,653 shares for a total of 91,106 shares of the Company's common stock and warrants to purchase an additional 22,912 shares for a total of 571,428 shares of the Company's Common Stock to the placement agents as selling commission for the December 1997 Private Placement (note 7). The warrants are exercisable at $2 per share. In January 1998, the Company filed a registration statement on Form S-3 covering resale of the 6,401,568 shares of the common stock issued or issuable in connection with the December 1997 Private Placement and other transactions.

      In February 1998, the Company appointed Kirk Raab to the Board of Directors of the Company and also entered into a three year consulting agreement (Consulting Agreement) with him. Under the Consulting Agreement, Mr. Raab received an option to purchase 250,000 shares of the Company's common stock. Options to purchase 50,000 shares of the Company's common stock vested immediately upon signing the contract and the balance vest at a rate of 1/36th per month. The Board of Directors may accelerate the vesting of 100,000 of the stock options upon achievement of certain milestones.

      In February 1998, the Company raised $1,000,000 through a private placement offering and sale of 571,428 shares of the Company's common stock at a price of $1.75 per share to a related party.

      In February 1998, the Board of Directors approved an amendment, subject to shareholders approval, to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 1,849,850 shares to 3,049,850.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(17)   SUBSEQUENT EVENTS, CONTINUED

      In February 1998, the Board of Directors approved a proposal to terminate the Company's Independent Consulting agreement with Mark Tomei and settle the severance of approximately $290,000 due to him upon *approximately termination of the agreement in cash or by issuance of the common stock of the Company or both (note 15).

      In March 1998, the Board of Directors approved a proposal subject to shareholders approval to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 45,000,000 to 60,000,000.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, State of California, on this 24th day of March, 1998.

                                       LXR BIOTECHNOLOGY INC.


                                       By: /s/ L. David Tomei
                                           -------------------------------------
                                           L. David Tomei, Chairman and
                                           Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, each person whose signature appears below constitutes and appoints L. David Tomei and Shelli Geer his or her true and lawful attorneys-in-fact and agents, each acting alone, will full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                      Title                         Date
              ----                                      -----                         ----
/s/ L. David Tomei                          Chief Executive Officer and           March 24, 1998
-----------------------------------         Director (Principal Executive
L. David Tomei                              Officer)

/s/Donald H. Picker                         President, Chief Operating            March 24, 1998
-----------------------------------
Donald H. Picker                            Officer and Director

/s/ Shelli Geer                             Chief Financial Officer,              March 24, 1998
-----------------------------------         (Principal Accounting and Financial
Shelli Geer                                 Officer)

/s/ Mark J. Tomei                           Director                              March 24, 1998
-----------------------------------
Mark J. Tomei

/s/ Eugene Eidenberg                        Director                              March 24, 1998
-----------------------------------
Eugene Eidenberg

/s/ Neil Flanzraich                         Director                              March __, 1998
-----------------------------------
Neil Flanzraich

              Name                                      Title                         Date
              ----                                      -----                         ----
/s/ Brian D. Brookover                      Director                              March 24, 1998
-----------------------------------
Brian D. Brookover

/s/ G. Kirk Raab                            Director                              March 24, 1998
-----------------------------------
G. Kirk Raab

/s/ Kenneth R. McGuire                      Director                              March 24, 1998
-----------------------------------
Kenneth R. McGuire

/s/ William R. Hambrecht                    Director                              March 24, 1998
-----------------------------------
William R. Hambrecht

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                                 TITLE                                          PAGE NO.
   ---------  ------------------------------------------------------------------        -------------
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

      4.01    Form of Specimen Certificate for Company's Common Stock.
              (Incorporated by reference to Exhibit Number 4.01 to the Form S-1)

    *10.01    1993 Stock Option Plan, as amended to date, and related Stock
              Option Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.01 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1997 and 1996 respectively)

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

    EXHIBIT
     NUMBER                                 TITLE                                          PAGE NO.
   ---------  ------------------------------------------------------------------        -------------
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

    EXHIBIT
     NUMBER                                 TITLE                                          PAGE NO.
   ---------  ------------------------------------------------------------------        -------------
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

    EXHIBIT
     NUMBER                                 TITLE                                          PAGE NO.
   ---------  ------------------------------------------------------------------        -------------
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

     10.36 Form of Share Purchase Warrant of the Company (Incorporated by reference to Exhibit No. 4.04 to the January 1997 Form 8-K)

     10.37    Form of Registration Rights Agreement dated December 11, 1996.
              (Incorporated by reference to Exhibit No. 4.05 to the January 1997
              Form 8-K)

     10.37    Form of Registration Rights Agreement dated December 12, 1996.
              (Incorporated by reference to Exhibit No. 4.06 to the January 1997
              Form 8-K)

     10.38    Master Loan and Security Agreement between the Company and
              Transamerica Business Credit Corporation, dated May 13, 1997
              (Incorporated by reference to Exhibit 10.38 to Company's Quarterly
              Report on Form 10-QSB for the quarter ended June 30, 1997 (the
              "June 1997 Form 10-QSB))

     10.39 Stock Subscription Warrant between the Company and Meier Mitchell and Company, LLC, dated May 13, 1997 (Incorporated by reference to
              Exhibit 10.39 to the June 1997 Form 10-QSB)

     10.40    Stock Subscription Warrant between the Company and Transamerica
              Business Credit Corporation, dated May 13, 1997 (Incorporated by reference to Exhibit 10.40 to the June 1997 Form 10-QSB)

   **10.41    Research and Development Agreement between the Company and Oxford
              Asymmetry Limited, dated April 18, 1997 (Incorporated by reference to Exhibit 10.41 to the June 1997 Form 10-QSB)

    EXHIBIT
     NUMBER                                 TITLE                                          PAGE NO.
   ---------  ------------------------------------------------------------------        -------------
   **10.42    Clinical Service Agreement between the Company and Innovex, Inc., dated June 6, 1997 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (the "September 1997 Form 10-QSB"))

     10.43 Subscription Agreement dated December 12, 1997 between the Company and Grace Brothers Limited. (Incorporated by reference to Exhibit
              No. 4 to the Company's Current Report on Form 8-K dated
              December 12, 1997.)

     10.44    Amendment No. 1 dated December 23, 1997 to the Subscription
              Agreement dated December 12, 1997 between the Company and Grace
              Brothers Limited. (Incorporated by reference to Exhibit No. 10.1 to the Company Current Report on Form 8-K dated December 23,
              1997.)

     10.45    Form of Subscription Agreement. (Incorporated by reference to
              Exhibit No. 10.2 to the Company's Current Report on Form 8-K dated December 23, 1997.)

     10.46    Amendment No. 2 dated December 31, 1997 to the Subscription
              Agreement dated December 12, 1997 between the Company and Grace
              Brothers Limited. (Incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated December 31,
              1997).

  ***10.47 Consulting Agreement dated February 13, 1998 between the Company and G. Kirk Raab.

     11.01    Statement regarding computation of net loss per share.

     21.01    Subsidiaries of the Company. (Incorporated by reference to Exhibit
              Number 21.01 to the Form S-1)

     23.01    Consent of KPMG Peat Marwick LLP, Independent Auditors.

     27.01    Financial Data Schedule

-----------

*     Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted with respect to certain portions of this document.

*** Confidential treatment has been requested with respect to certain portions of this document.