Form 10KSB/A
period 1997-12-31
LXR BIOTECHNOLOGY INC
filed 1998-04-16
CIK 899504

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

        Due to their promising preclinical data, low toxicity, low manufacturing costs and the potential to address large markets with unmet needs, the Company is currently focusing its resources on the development of HK-Cardiosol and CP-Cardiosol.

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

ELIREX

        LXR has also demonstrated that a drug, LXR015, has anti-apoptotic effects in in vitro tests. Further, in preclinical animal models, this drug appears to be capable of significantly increasing the efficacy of conventional organ preservation techniques in the heart and liver. LXR also believes that LXR015 may be useful in suppression of multiple organ damage associated with hypothermic cardioplegia and cardiopulmonary bypass applications. Based upon published results of preclinical studies of this molecule, the Company believes that it should be safe and well tolerated in human use. This technology has led to the discovery and development of the Company's proprietary apoptosis supressor compound named Elirex. Elirex is an investigational drug for inhibition of heart damage following heart attack. The Company has investigated the effect of Elirex in an ischemic heart attack and ischemic stroke model in several animal studies. The Company is also presently performing research to optimize the formulation and delivery of the drug.

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

  ***10.47 Consulting Agreement dated February 13, 1998 between the Company and G. Kirk Raab. (Previously filed.)

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

      In February 1998, the Company appointed Kirk Raab to the Board of Directors of the Company and also entered into a three year consulting agreement (Consulting Agreement) with him. Under the Consulting Agreement, Mr. Raab received an option to purchase 250,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options to purchase 50,000 shares of the Company's common stock vested immediately upon signing the contract and the balance vest at a rate of 1/36th per month. The Board of Directors may accelerate the vesting of 100,000 of the stock options upon achievement of certain milestones. The fair value of these 250,000 options, using the Black Scholes model, is estimated at approximately $565,000. Based on the three year term of the consulting agreement and the vesting schedule of the options, the Company expects to recognize consulting expense of approximately $245,000, $151,000, $151,000 and $18,000 in the years ending December 31, 1998, 1999, 2000 and 2001, respectively.

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

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, State of California, on this 16th day of April, 1998.

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

              Name                                      Title                         Date
              ----                                      -----                         ----
/s/ L. David Tomei                          Chief Executive Officer and           April 16, 1998
-----------------------------------         Director (Principal Executive
L. David Tomei                              Officer)


        *                                   Chief Financial Officer,              April 16, 1998
-----------------------------------         (Principal Accounting and Financial
Shelli Geer                                 Officer)

        *                                   Director                              April 16, 1998
-----------------------------------
Eugene Eidenberg

        *                                   Director                              April 16, 1998
-----------------------------------
Neil Flanzraich

              Name                                      Title                         Date
              ----                                      -----                         ----
          *                                 Director                              April 16, 1998
-----------------------------------
Brian D. Brookover

          *                                 Director                              April 16, 1998
-----------------------------------
G. Kirk Raab

          *                                 Director                              April 16, 1998
-----------------------------------
Kenneth R. McGuire

          *                                 Director                              April 16, 1998
-----------------------------------
William R. Hambrecht


* /s/ L. DAVID TOMEI
  ---------------------------------
  L. David Tomei
  Attorney-in-Fact


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

  ***10.47 Consulting Agreement dated February 13, 1998 between the Company and G. Kirk Raab. (Previously filed.)

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