Form 10KSB/A
period 1997-12-31
LXR BIOTECHNOLOGY INC
filed 1998-04-28
CIK 899504

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

     10.47 Consulting Agreement dated February 13, 1998 between the Company and G. Kirk Raab.

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



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(17)   SUBSEQUENT EVENTS, CONTINUED

      In February 1998, the Board of Directors approved a proposal to terminate the Company's Independent Consulting agreement with Mark Tomei and settle the severance of approximately $290,000 due to him upon termination of the agreement in cash or by issuance of the common stock of the Company or both (note 15).

      In March 1998, the Board of Directors approved a proposal subject to shareholders approval to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 45,000,000 to 60,000,000.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, State of California, on this 27th day of April, 1998.

                                       LXR BIOTECHNOLOGY INC.


                                       By: /s/ SHELLI GEER
                                           -------------------------------------
                                           Shelli Geer, Chief Financial Officer



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                      Title                         Date
              ----                                      -----                         ----
/s/ G. Kirk Raab                            Chief Executive Officer and           April 27, 1998
-----------------------------------         Chairman of the Board
G. Kirk Raab                                (Principal Executive Officer)

/s/ L. David Tomei                          Executive Vice President, Chief       April 27, 1998
-----------------------------------         Scientific Officer and Director
L. David Tomei


/s/ Shelli Geer                             Chief Financial Officer,              April 27, 1998
-----------------------------------         (Principal Accounting and Financial
Shelli Geer                                 Officer)

        *                                   Director                              April 27, 1998
-----------------------------------
Eugene Eidenberg

        *                                   Director                              April 27, 1998
-----------------------------------
Neil Flanzraich

              Name                                      Title                         Date
              ----                                      -----                         ----
          *                                 Director                              April 27, 1998
-----------------------------------
Brian D. Brookover

          *                                 Director                              April 27, 1998
-----------------------------------
Kenneth R. McGuire

          *                                 Director                              April 27, 1998
-----------------------------------
William R. Hambrecht


* /s/ SHELLI GEER
  ---------------------------------
  Shelli Geer
  Attorney-in-Fact


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

     10.47 Consulting Agreement dated February 13, 1998 between the Company and G. Kirk Raab.

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