Form 10-Q
period 1998-03-31
LXR BIOTECHNOLOGY INC
filed 1998-05-15
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1998


                                       OR


             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


       For the transition period from ______________ to _________________


                         Commission file number 1-12968


                             LXR BIOTECHNOLOGY INC.
               (Exact name of issuer as specified in its charter)

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

                                 Yes [X] No [ ]


At April 30, 1998, the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 28,377,181.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                    Page No.
                                                                        --------
    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997                         3

               Condensed Consolidated Statements of Operations for
               the three months ended March 31, 1998 and
               1997 and for the period from April 20, 1992 (date of
               incorporation) to March 31, 1998                             4

               Condensed Consolidated Statement of Stockholders' Equity
               for the three months ended March 31, 1998                    5

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 1998 and 1997 and for the
               period from April 20, 1992 (date of incorporation) to
               March 31, 1998                                               6

               Notes to Condensed Consolidated Financial Statements         7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11


PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                          19

    Item 2.    Change in Securities                                       19

    Item 5.    Other Information                                          19

    Item 6.    Exhibits and Reports on Form 8-K                           19


SIGNATURES                                                                20

PART I.  Financial Information
Item I.  Financial Statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                                                                 March 31,          December 31,
                  Assets                                           1998                 1997
                  ------                                           ----                 ----
                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                    $  9,791,423       $ 11,536,687
  Prepaid expenses                                                  208,182            210,695
  Other receivables                                                  43,338             40,237
                                                               ------------       ------------
        Total current assets                                     10,042,943         11,787,619

  Equipment and leasehold improvements,
    net of accumulated depreciation                               1,437,056          1,485,847
  Notes receivable from related parties                             180,000            205,000
  Deposits and other assets                                          48,965             96,633
                                                               ------------       ------------
        Total assets                                           $ 11,708,964       $ 13,575,099
                                                               ============       ============
      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                             $    775,964       $    740,809
  Accrued private placement commission                                   --            467,789
  Accrued payroll related expenses                                  451,707            161,280
  Other accrued liabilities                                         108,320            113,503
  Deferred rent obligation                                          297,197            290,408
  Short-term portion of note payable                                179,040            172,730
                                                               ------------       ------------
        Total current liabilities                                 1,812,228          1,946,519

  Note payable, excluding short-term portion                        358,519            409,707
                                                               ------------       ------------
        Total liabilities                                         2,170,747          2,356,226
                                                               ------------       ------------
Commitments and contingencies (notes 2, 4, 5 and 6)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                               --                 --
  Common stock, $0.0001 par value; 45,000,000
    shares authorized; 28,545,668 and 27,485,850
    shares issued and outstanding  at March 31, 1998
    and December 31, 1997, respectively                               2,825              2,719
  Common stock to be issued; 75,000 shares and 252,453
    at March 31, 1998 and December 31, 1997, respectively                 8                 26
  Additional paid-in capital                                     45,617,901         44,017,309
  Deficit accumulated during the development stage              (36,067,342)       (32,786,006)
  Treasury stock, at cost; 182,012  shares at
    March 31, 1998 and December 31, 1997                            (15,175)           (15,175)
                                                               ------------       ------------
        Total stockholders' equity                                9,538,217         11,218,873
                                                               ------------       ------------
        Total liabilities and stockholders' equity             $ 11,708,964       $ 13,575,099
                                                               ============       ============



     See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                                            April 20, 1992
                                                  Three Months                 (Date of
                                                 Ended March 31,            Incorporation)
                                        -------------------------------           to
                                             1998              1997          March 31, 1998
                                        ------------       ------------     ---------------
Revenues:
    Grant revenue                       $         --       $     22,197       $    171,744
    Funded research                               --                 --            101,665
    License fee revenue                           --                 --          1,000,000
                                        ------------       ------------       ------------

        Total revenues                            --             22,197          1,273,409
                                        ------------       ------------       ------------

    Research and development               2,052,938          1,305,814         26,116,266
    General and administrative             1,354,672            697,297         11,957,283
                                        ------------       ------------       ------------

        Total expenses                     3,407,610          2,003,111         38,073,549
                                        ------------       ------------       ------------
        Loss from operations              (3,407,610)        (1,980,914)       (36,800,140)
                                        ------------       ------------       ------------

Interest income, net:
    Interest income                          147,203            130,630          1,153,381
    Interest expense                         (20,529)                --           (413,778)
                                        ------------       ------------       ------------

        Total interest income, net           126,674            130,630            739,603
                                        ------------       ------------       ------------

        Loss before income taxes          (3,280,936)        (1,850,284)       (36,060,537)

Income taxes                                     400                400              6,800
                                        ------------       ------------       ------------

        Net loss                        $ (3,281,336)      $ (1,850,684)      $(36,067,337)
                                        ============       ============       ============

Net loss per share                      $      (0.12)      $      (0.08)
                                        ============       ============

Weighted average shares used
    to compute net loss per share         27,992,764         21,967,330
                                        ============       ============



     See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Condensed Consolidated Statement of Stockholders' Equity

                    For the three months ended March 31, 1998
                                   (unaudited)

                                                      COMMON STOCK                   DEFICIT
               PREFERRED STOCK     COMMON STOCK       TO BE ISSUED                 ACCUMULATED      TREASURY STOCK          TOTAL
               ---------------  ------------------  ----------------  ADDITIONAL   DURING THE    ----------------------     STOCK-
               SHARES             SHARES                               PAID-IN    DEVELOPMENT     SHARES                  HOLDERS'
               ISSUED  AMOUNT     ISSUED   AMOUNT   SHARES   AMOUNT    CAPITAL       STAGE      REPURCHASED   AMOUNT       EQUITY
               ------  ------  ----------  ------  --------  ------  -----------  ------------  -----------  ---------  -----------
Balances at
December 31,
1997               --  $   --  27,485,850  $2,719   252,453   $  26  $44,017,309  $(32,786,006)   (182,012)  $(15,175)  $11,218,873

Issuance of
common stock
to be issued on
acquisition
of Cardiosol
technology         --      --      75,000       7   (75,000)     (7)          --            --          --         --            --

Private
placement of
common stock
(net of
issuance
costs)             --      --     891,658      90   (87,453)     (9)   1,368,169            --          --         --     1,368,250

Stock options
exercised          --      --      14,083       1        --      --        8,377            --          --         --         8,378

Warrants
exercised          --      --      64,077       6        --      --       92,213            --          --         --        92,219

Stock options
granted            --      --          --      --        --      --      131,833            --          --         --       131,833

Issuance of
common stock
to consultant      --      --      15,000       2   (15,000)     (2)          --            --          --         --            --

Net loss           --      --          --      --        --      --           --    (3,281,336)         --         --    (3,281,336)
                ------  ------ ----------  ------  --------  ------  -----------  ------------  -----------  ---------  -----------
Balances at
March 31, 1998  $  --      --  28,545,668  $2,825    75,000   $   8  $45,617,901  $(36,067,342)   (182,012)  $(15,175)  $ 9,538,217
                ======  ====== ==========  ======  ========  ------  ===========  ============  ==========   ========   ===========



     See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            April 20, 1992
                                                               Three Months                   (Date of
                                                               Ended March 31,              Incorporation)
                                                       -------------------------------         through
                                                           1998              1997           March 31, 1998
                                                       ------------       ------------      ---------------
Cash flows from operating activities:                  $ (3,119,690)      $ (2,259,560)      $(31,965,180)
                                                       ------------       ------------       ------------
Cash flows from investing activities:
  Purchase of investments                                        --                 --         (3,910,150)
  Purchase of equipment and leasehold improvments           (49,543)          (186,036)        (2,453,769)
  Proceeds from maturity of investments                          --                 --          4,000,000
  Loans to related parties                                       --            (30,000)          (205,000)
                                                       ------------       ------------       ------------

        Net cash used in investing activities               (49,543)          (216,036)        (2,568,919)
                                                       ------------       ------------       ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                  1,368,250          1,428,700         40,951,942
  Proceeds from notes payable to related parties                 --                 --          4,694,500
  Proceeds from line of credit                                   --                 --            375,000
  Proceeds from equipment loan                                   --                 --            701,249
  Repayment of notes payable and line of credit             (44,878)                --         (1,744,801)
  Principal payments for obligations under
     capital lease                                               --                 --           (776,513)
  Payments received for notes receivable from
     stockholders                                                --                 --              2,147
  Repurchase of common stock                                     --                 --             (1,510)
  Net proceeds from exercise of warrants                     92,219                 --            111,724
  Net proceeds from exercise of stock options                 8,378                 --             11,784
                                                       ------------       ------------       ------------

        Net cash provided by financing activities         1,423,969          1,428,700         44,325,522
                                                       ------------       ------------       ------------

Net increase (decrease) in cash and cash                 (1,745,264)        (1,046,896)         9,791,423
     equivalents
Cash and cash equivalents at beginning of period         11,536,687         10,217,203                 --
                                                       ------------       ------------       ------------

Cash and cash equivalents at end of period             $  9,791,423       $  9,170,307       $  9,791,423
                                                       ============       ============       ============



     See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


(1)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, results of operations and cash flows for the three months ended March 31, 1998 and 1997 and for the period from April 20, 1992 (date of incorporation) to March 31, 1998, and changes in stockholders' equity for the three months ended March 31, 1998.

      These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1997 and 1996, which are included as part of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

      The Company's condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI). All significant intercompany balances and transactions have been eliminated in consolidation.

      Certain items have been reclassified to conform with current financial statement presentation.

      The Company has incurred losses since its inception and expects to incur substantial additional research and development costs prior to reaching profitability, including costs related to clinical trials and manufacturing and marketing expenses. The Company does not have any committed sources of future equity or debt funding. The Company has implemented certain cost containment measures and established critical priorities to manage cash to provide for operations through November of 1998. The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

      The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.

(2)   CAPITAL STOCK

      In January 1998, the Company issued 75,000 shares of the Company's common stock in connection with the acquisition of certain patent and other rights related to Cardiosol, a preservation solution for use during heart transplantation ("the Cardiosol Acquisition"). These shares were valued at the fair market value on the date the agreement was entered into. In addition, the Company issued 15,000 shares of the Company's common stock to a consultant as consideration for rendering certain advisory services. These shares were valued at the fair market value on the date of the grant. At December 31, 1997 the 75,000 shares and 15,000 shares were included in common stock to be issued.

      In January 1998, the Company raised approximately $368,000 (net of offering costs), through the sale of an additional 229,123 shares of the Company's common stock at a price of $1.75 per share and completed the private placement of stock commenced in December 1997 (the "December 1997 Private Placement"). The Company raised a total of approximately $9.4 million (net of offering costs) in the December 1997 Private Placement. In January 1998, the Company issued 91,106 shares to the placement agent as sales commission in connection with the December 1997 Private Placement, of which 87,453 shares were included in common stock to be issued at December 31, 1997.

      In January 1998, the Company also issued warrants to purchase 571,429 shares of the Company's common stock at an exercise price of $2 per share to the placement agent for the December 1997 Private Placement.

      In February 1998, the Company raised $1,000,000 through a private placement offering and sale of 571,429 shares of the Company's common stock at a price of $1.75 per share to a related party.
                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


(2)   CAPITAL STOCK (CONTINUED)

      In February 1998, the Company issued an option to purchase 250,000 shares of the Company's common stock to G. Kirk Raab for consulting services (note 3).

      During the quarter ended March 31, 1998, the Company issued 64,077 shares of the Company's common stock upon exercise of warrants issued at a purchase price of $92,219. As of March 31, 1998, the Company had warrants to purchase 1,689,958 shares of stock remaining outstanding.

      In March 1998, the Board of Directors approved a proposal, subject to stockholders approval, to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 45,000,000 to 60,000,000.

(3)   STOCK OPTION PLANS

      The following summarizes the Stock Option activity:

                                                             Number of Shares
                                                 --------------------------------------------
                                                 1993 Stock     Directors Stock   Other Stock
                                                 Option Plan      Option Plan    Option Grants
                                                 -----------    ---------------  -------------
        Balance as of December 31, 1997           1,330,701          60,000        150,000
           Options granted                          535,500          20,000        410,000
           Options canceled or expired              (88,341)             --             --
           Options exercised                        (14,083)             --             --
                                                  ---------          ------        -------
        Balance as of March 31, 1998              1,763,777          80,000        560,000
                                                  =========          ======        =======


      The Board of Directors has approved an amendment, subject to stockholders approval, to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 1,849,850 shares to 3,849,850.

      In February 1998, the Company appointed G. Kirk Raab to the Board of Directors of the Company and also entered into a three year consulting agreement (Consulting Agreement) with him. Under the Consulting Agreement, Mr. Raab received options to purchase 250,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. Options to purchase 50,000 shares of the Company's common stock vested immediately upon signing the consulting agreement and the balance vest at a rate of 1/36th per month. The Board of Directors may accelerate the vesting of 100,000 of the stock options upon achievement of certain milestones. The fair value of these 250,000 options, using the Black Scholes pricing model, with an expected dividend yield of 0.0%, expected life of ten years, expected volatility of 95.8% and risk-free interest rate of 5.73%, is estimated at approximately $565,000. Based on the three year term of the consulting agreement and the vesting schedule of the options, the Company expects to recognize consulting expenses of approximately $245,000, $151,000, $151,000, and $18,000 in the years ending December 31, 1998, 1999, 2000, and 2001, respectively. The Company recognized consulting expense of approximately $132,000 for the three months ended March 31, 1998.

      In March 1998, the Board of Directors approved a resolution to grant each director who is not an employee or substantial stockholder an option to acquire 40,000 shares of the Company's common stock upon joining the board and to grant every director an additional option to acquire 10,000 shares at the end of each full year of service on the board. In March 1998, in connection with the aforementioned resolution, the Board of Directors granted options to purchase 160,000 shares of the Company's
                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


(3)   STOCK OPTION PLANS (continued)

      common stock at an exercise price of $2.875 per share, representing the fair market value of the shares on the date the options were granted.

(4)   RELATED PARTY TRANSACTIONS

      During the quarter ended March 31, 1998, in connection with the employment agreement with the Company's President and Chief Operating Officer (COO), the Company forgave $25,000 of the outstanding loan in the original principal amount of $175,000. As of March 31, 1998, the principal balance of $150,000 remained outstanding under the loan.

      In February 1998, the Company terminated its Independent Consulting Agreement with Mark Tomei and included the severance of approximately $290,000 due to him upon termination of the agreement in general and administrative expenses. Subject to agreement with Mr. Tomei, the Company plans to settle the severance in cash or by issuance of common stock of the Company or both.

(5)   LITIGATION

      The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former chairman of the Company, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, a former director and former officer of the Company; James D. Coombes, a former director and former officer, and Mark J. Tomei, a former director and former officer, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.

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

      None of the complaints in Katz, Degulis or In re Blech state a claim for a specific amount of monetary damages. The complaint in In re Blech seeks damages and interest as provided by law, costs and expenses of litigation, attorneys fees, expert fees, other costs and disbursements, and such other relief as may be just and proper. The complaint in Katz seeks rescission, an award of compensatory damages, fees, costs and expenses including expert fees, and such other relief as the court deems proper. The complaint in Degulis seeks compensatory damages including rescissionary damages, interest, punitive damages, counsel fees and other costs of suit, a constructive trust over the proceeds of the offering, and such other and further relief as the Court deems just and proper. The Company has
                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


(5)   LITIGATION (CONTINUED)

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

      The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers
      (i) the Company for amounts spent indemnifying directors and officers or
      (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest this denial of coverage. As a result, the Company cannot predict, at this time, the amount of insurance reimbursement that will be obtained. During the quarter ended March 31, 1998, and 1997 the Company incurred expenses of approximately $13,000 and $23,000, respectively relating to this litigation. To date, the Company has received no reimbursements for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own costs and any judgment or settlement payable by the Company could have a material adverse effect on the Company's cash flows, results of operations and financial condition.

      The Company denies any wrongdoing and is defending the above cases vigorously. While it is possible that the litigation may have a material adverse effect on the Company, uncertainty as to whether any material judgment or settlement will result, and the possibility that some portion of any settlement or judgment may be covered by insurance, make it impossible to predict at this time whether the litigation will have a material adverse financial impact on the Company.

(6)   SUBSEQUENT EVENT

      In April 1998, Dr. David Tomei stepped down as the Company's Chairman and Chief Executive Officer and G. Kirk Raab was appointed as the Company's Chairman and Interim Chief Executive Officer. Dr. Tomei remains a director of the Company and will serve as its Executive Vice President and Chief Scientific Officer. Pursuant to this change in position, and in accordance with a resolution passed by the Board of Directors, Mr. Raab will receive a base compensation of $180,000 and was granted an option to purchase 500,000 shares of the Company's common stock, and Dr. Tomei was granted options to purchase 300,000 shares of the Company's common stock. The Company is currently negotiating the terms of new employment agreements with Dr. Tomei and Mr. Raab.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD LOOKING STATEMENTS

      Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding, among other things, product development plans, product efficacy, safety and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein, the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997, the Company's registration statement on Form S-3, declared effective by the Securities and Exchange Commission on May 6, 1998, and "Factors Affecting Future Results", below.

      PLAN OF OPERATIONS

      The Company's resources are currently limited and therefore focused primarily on the research and development of the Company's candidate systems to preserve and protect organ function, including CP-Cardiosol, HK-Cardiosol and Elirex.

      In late 1997, the Company received a notice from the FDA that its IDE for use of HK-Cardiosol as a heart preservation solution was approved. The approval authorizes the Company to proceed with clinical trials in up to eight medical centers and 150 heart transplant patients. In granting the approval to the Company to commence clinical trials, the FDA had required the Company to make certain revisions to the protocol. The Company made revisions to the protocol and submitted an amended IDE to the FDA in May of 1998. The Company expects to initiate clinical trials of HK-Cardiosol during 1998. If the trial is successful, a 510K submission or pre-market application will be made in the USA and an equivalent submission will be made in Europe. There can be no assurance that the clinical trial of HK-Cardiosol will be successful, or if it is, that HK-Cardiosol will be successfully commercialized.

      In March 1998, the Company filed an IND with the FDA to begin clinical studies of CP-Cardiosol for use in cardioplegia. In April of 1998, the commencement of the Company's planned CP-Cardiosol clinical trials was delayed by a request from the FDA for additional preclinical data. The Company believes it will be able to fully respond to the FDA's request by the third quarter of 1998. See "Factors Affecting Future Results", below.

      The Company is currently conducting preclinical studies of Elirex in animals for ischemic heart attack and stroke applications. The Company has received final results of animal studies performed at Cleveland Clinic which showed that the Elirex treated group had a 53% reduction in extent of myocardial infarction when compared to controls. Experimental evidence obtained in these studies also showed significant reduction of inflammation and protection of heart function. Based on the results to date of the preclinical studies for Elirex, the Company is currently evaluating its development strategy for Elirex and considering a plan to seek a collaborative partnership after completing a Phase II clinical trial. There can be no assurance that the Company will be able to secure a collaborative partnership or commence clinical trials of Elirex.

      The Company also intends to conduct further research on Secreted Apoptosis Regulatory Proteins (SARP) due to its potential indication for a variety of diseases including cancer, diabetes, stroke, and myocardial infarction.

      The Company expects to continue to support the efforts of Perkin-Elmer Corporation to develop the Company's Scanning Laser Digital Imaging technology.

      The Company and Boehringer Mannheim are currently conducting preclinical studies to assess the efficacy and toxicity of Maspin. During the third quarter of 1997, the Company received preliminary results of small scale efficacy studies for primary tumor growth and metastic breast cancer models. Based on the outcome of the final review of these studies, the Company and Boehringer Mannheim will determine whether to proceed with further research and development efforts. However, Boehringer Mannheim has no obligation to proceed with the project, and there can be no assurance that Boehringer Mannheim will do so.
                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      PLAN OF OPERATIONS (CONTINUED)

      To further expand its remaining research programs, consisting of BAK, Fas(DELTA)TM, and Urine DNA Analysis, the Company will continue to pursue business development opportunities such as licensing and collaborative research agreements.

      Although the Company plans to seek additional corporate partners for its research and development activities, there can be no assurance that the Company will be able to secure any new corporate partner relationships. In addition, the Company may enter into research relationships with other universities and research institutions. The Company also regularly evaluates the possibility of licensing or otherwise acquiring technologies from third parties.

      The Company has assessed its financial and operational systems and developed a plan to modify its information systems to be year 2000 compliant. The Company expects the project to be substantially complete by mid-1999 and the cost of the project is not expected to have a material impact on the Company's financial condition and results of operations.

      As of March 31, 1998, the Company employed 62 employees, including 56 full-time employees. Over the next 12 months, based on the existing resources and current management plan, the Company expects to increase its number of employees to approximately 68 to support the Company's research and development efforts and clinical trial activities. In addition, the Company is currently in the process of recruiting a Chief Executive Officer. The Company is currently seeking additional financing upon which the Company expects a further increase in the number of employees. There can be no assurance, however, that the Company will be able to obtain such financing on commercially reasonable terms, if at all. (See "Liquidity and Capital Resources," below.)

      The Company's capital expenditures during the first quarter of 1998 were approximately $107,000. The Company has prioritized the use of its existing resources and, under the current management plan, expects to incur capital expenditures of approximately $124,000 over the next twelve months. However, if the Company obtains additional financing, the Company expects capital expenditure to further increase.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      The Company's revenues for the quarter ended March 31, 1997 consisted of grant revenues from the National Institute of Health. The Company did not generate any revenues for the quarter ended March 31, 1998. The Company does not have any commercially available products, and does not anticipate generating any significant product revenues for at least the next several years.

      The Company incurred research and development expenses of approximately $2,053,000 and $1,306,000 for the three months ended March 31, 1998, and 1997, respectively. These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. The increase in research and development costs for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to increased salary and benefits costs resulting from an increase in the number of development personnel, increased research collaboration costs resulting from the agreement with Oxford Asymmetry, Limited and increases in consulting fees, toxicology and contract manufacturing costs for Cardiosol.

      The Company expects research and development expenses to continue to increase in 1998, in particular to fund anticipated clinical trials of HK-Cardiosol and CP-Cardiosol. However, the Company's expenditures will be limited by the Company's efforts to maintain enough cash to operate through November 1998. See "Liquidity and Capital Resources" below.

                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (CONTINUED)

      Although the Company plans for research and development spending to continue to increase substantially over the next several years, as the Company expands its research and development efforts and undertakes clinical studies with respect to certain of its projects, such expansion remains contingent upon the Company's ability to obtain additional and adequate amounts of capital resources. Unless and until such funds are received, research and development activities will be limited by the Company's available resources. See "Liquidity and Capital Resources" below.

      The Company's general and administrative expenses were approximately $1,355,000 and $697,000, for the three months ended March 31, 1998 and 1997, respectively. The increase from 1997 to 1998 is primarily due to the accrued severance obligation resulting from termination of Mark Tomei's independent consulting agreement, fees relating to the Consulting Agreement with Mr. Raab, and increased legal costs and travel expenses. The general and administrative expenses are expected to increase further to support the Company's expansion of research and development activities, as well as the potential for increased legal expenses resulting from the securities lawsuits currently pending against the Company and certain of its past and present officers and directors. In addition, the Company is currently in the process of recruiting a Chief Executive Officer which the Company expects will result in increased costs associated with recruitment, potential relocation and competitive compensation package.

      Interest income was approximately $147,000 and $131,000, for the three months ended March 31, 1998,and 1997, respectively. The slight increase in the interest income is primarily due to interest earned on a larger investment balance. Interest expense was approximately $21,000 for the three months ended March 31, 1998, there was no interest expense for the three months ending March 31, 1997. The increase in interest expense is due to the equipment loan of $700,000 obtained during 1997. The Company expects interest expense in 1998 to increase due to borrowings under the Company's Equipment Loan.

      The Company incurred net losses of approximately $3,281,000 and $1,851,000, for the three months ended March 31, 1998, and 1997, respectively. As of March 31, 1998, the Company had an accumulated deficit of approximately $36,067,000. The Company expects to continue to incur substantial losses over the next several years as it expands its research and development efforts and continues to undertake preclinical and clinical studies.

      LIQUIDITY AND CAPITAL RESOURCES

      In the first quarter of 1998, the Company raised approximately $1.4 million in net proceeds through the sale of 800,552 shares of the Company's Common Stock at a price of $1.75 per share in private placements. In addition, the Company received approximately $100,000 in proceeds through the exercise of stock options and warrants.

      As of March 31, 1998, the Company's remaining sources of capital consist of approximately $9.8 million in cash and cash equivalents, interest from investments, and potential milestone payments which may be received under the Company's collaborative arrangements. There can be no assurance that any of the milestones will be achieved or payments made.

      The Company and five of its past or present directors and officers are defendants in class action lawsuits. (See "Note 5 of the Condensed Consolidated Financial Statements".) The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's
                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest the denial of coverage. As a result, the Company cannot predict, at this time, the amount of any insurance reimbursement that will be obtained. During the quarters ended March 31, 1998, and 1997, the Company incurred expenses of approximately $13,000 and $23,000, respectively relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company, could have a material adverse effect on the Company's, cash flows, results of operations and financial condition.

      The Company does not have any committed sources of future equity or debt funding. The Company has implemented certain cost containment measures and established critical priorities to manage cash to provide for operations through November of 1998. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company's depleting its capital resources before that time. Accordingly, the Company will need to raise substantial additional capital to fund its operations. Although the Company is currently seeking to obtain the additional funding necessary to fund the Company's operations beyond November of 1998, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

      The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.


      FACTORS AFFECTING FUTURE RESULTS

      FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      The Company will require substantial additional funds to continue the research and development programs and preclinical and clinical testing of its potential pharmaceutical products and to conduct marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the purchase of additional capital equipment and legal expenses incurred in connection with defending certain lawsuits that have been brought against the Company and certain of its past and present directors and officers. Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through November of 1998. However, there can be no assurance that changes in the Company's research and development plan or other events affecting the Company's operating expenses will not result in the expenditure of funds before the estimated time.

      The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financings or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on favorable or acceptable terms. If the Company raises additional funds through public or private financings, any such financing may result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of its lead compounds, or to obtain funds through entering into arrangements with
                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING (CONTINUED)

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


      EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

      The Company is at an early stage of development. Other than the Scanning Laser Digital Imaging (SLDI) microscope, a prototype of which was sold to Perkin-Elmer, all of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of such potential products have been generated to date. Substantially all of the Company's resources have been and for the foreseeable future will continue to be dedicated to the Company's research programs and the development of potential pharmaceutical and medical device products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from these projects. All of the Company's drug and medical device candidates except for HK-Cardiosol, which is now entering the clinical testing phase, and Lexirin, which is discussed below, are in preclinical development. While the Company believes that the results attained to date in such preclinical studies generally support further research and development of these potential products, results attained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, the Company has not previously met its forecasted schedule for introducing products into clinical trials. The Company reassessed the market for Lexirin in the treatment of AIDS patients and decided not to proceed with further U.S. clinical trials of Lexirin in AIDS patients at this time. Similar assessments of market opportunities and priorities for allocating available resources may again affect the Company's decision to undertake or continue preclinical and/or clinical trials or otherwise continue to pursue research and development programs for its potential products.

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

      RELIANCE ON NOVEL SCIENTIFIC APPROACH

      The Company's product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation (a process of regulating genetically programmed cell death), which has not been widely studied. There is, therefore, substantial risk that this approach will not prove to be successful. Moreover, the Company is applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies, many of which are much larger and better funded. Biotechnology in general and apoptosis modulation in
                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RELIANCE ON NOVEL SCIENTIFIC APPROACH (CONTINUED)

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

      HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company has incurred significant operating losses since its inception in 1992. At March 31, 1998, the Company had an accumulated deficit of approximately $36 million. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to payments from Perkin-Elmer under the "Perkin-Elmer Agreement", payments under the Company's collaboration agreement with Boehringer, payments under research or product development relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future and interest payments. There can be no assurance, however, that the Company will (i) receive any additional funds under the Perkin-Elmer Agreement, as Perkin-Elmer may terminate such agreement at any time in its discretion, (ii) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current limited scope,
      (iii) be able to establish any additional collaborative relationships,
      (iv) enter into any license agreements, or (v) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability to successfully complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. In the event that the Company does enter into any future license agreements, such license agreements may adversely affect the Company's profit margins on its potential products. The Company may never achieve significant revenue or profitable operations.

      DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

      The Company is highly dependent on the principal members of its management and scientific staff, including; L. David Tomei, Ph.D., its current Executive Vice President and Chief Scientific Officer; Donald H. Picker, Ph.D., its President, and Chief Operating Officer; and Samuil R. Umansky, Ph.D., Vice President, Molecular Pharmacology. The Company's loss of services of any of these persons or other members of its staff could have a material adverse effect on the Company's operations.

      G. Kirk Raab is currently serving as the interim Chief Executive Officer of the Company. Mr. Raab however does not intend to serve indefinitely in such capacity and is charged with leading the Company's search for a new Chief Executive Officer. There can be no assurance that the search will be successful, and if it is not, it could have a material adverse effect on the Company.

      The Company has entered into an employment agreement with Dr. Picker and is negotiating new agreements with Dr. Tomei and Mr. Raab; however, any of them may terminate his relationship with the Company at any time. The laws of the State of California generally prohibit post-employment noncompetition covenants and, therefore, none of the Company's employees is subject to any restriction on competition in the future. Accordingly, there can be no assurance that any of the Company's employees will remain with the Company or that, in the future, these employees will not organize competitive businesses or accept employment with companies competitive with the Company. In addition, the Company is dependent on collaborators at research institutions and its advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense competition for such qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. The Company's planned activities will require additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Such activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's operations. (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      DEPENDENCE ON OTHERS; COLLABORATIONS

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

      LIMITED MARKETING, SALES, CLINICAL TESTING OR REGULATORY COMPLIANCE ACTIVITIES

      In view of the early stage of the Company and its research and development programs, the Company has restricted hiring to scientists and a small administrative staff and has made only a small investment in marketing, product sales, clinical testing or regulatory compliance resources. If the Company successfully develops any commercially marketable pharmaceutical products, it may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or it may chose to pursue the commercialization of such products on its own. There can be no assurance, however, that the Company will be able to enter into such marketing arrangements on acceptable terms, if at all. Further, the Company will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if it develops pharmaceutical products with commercial potential that it determines to commercialize itself. There can
                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      LIMITED MARKETING, SALES, CLINICAL TESTING OR REGULATORY COMPLIANCE ACTIVITIES

      be no assurance, however, that it will be able to acquire such resources or personnel. The Company has entered into a Clinical Services Agreement with Innovex, Inc. ("Innovex"), to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients. There can be no assurance that Innovex will be able to provide the data management necessary to conduct clinical trials which could result in delays of clinical trials.

      MANUFACTURING LIMITATIONS

      The Company currently does not have the capability to manufacture products under the current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. The Company intends either to independently manufacture, package, label and distribute its potential pharmaceutical or other products or to establish arrangements with contract manufacturers or contract packagers to supply sufficient quantities of such products to conduct clinical trials as well as for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if its potential products are approved for commercialization. If the Company is unable to manufacture or contract for a sufficient supply of its potential pharmaceutical products on acceptable terms, the Company's preclinical and human clinical testing schedule may be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which may have a material adverse effect on the Company. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute its finished pharmaceutical or other products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to GMP required by the FDA. The Company has entered into a manufacturing agreement with Chesapeake Biological Laboratories, Inc. ("CBL") to manufacture HK-Cardiosol and CP-Cardiosol for clinical trials. There can be no assurance that CBL will be able to manufacture sufficient quantities of HK-Cardiosol or CP-Cardiosol for the Company's clinical trials. Manufacturing facilities must pass a pre-approval plant inspection before the FDA grants approval for manufacturing. California manufacturing companies are also required to obtain a license from the State of California to manufacture any investigational products which license will be issued only if the Company is in compliance with the GMP regulations, as determined by an inspection conducted by the State of California. If the Company is unable to manufacture its potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. The Company has no experience in the manufacture of pharmaceutical products or medical devices in clinical quantities or for commercial purposes. Should the Company determine to manufacture products itself, the Company would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products and would require substantial additional capital. In addition, there can be no assurance that the Company will be able to manufacture any products successfully and in a cost effective manner.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information in Note 5 to the Condensed Consolidated Financial Statements included in Part I of this document is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

      In January 1998, the Company sold an additional 229,123 shares of the Company's common stock at a price of $1.75 per share and completed the December 1997 Private Placement. In connection with the private placement, the Company issued 91,106 additional shares for services rendered by the private placement agent and issued warrants for an additional 571,429 shares, exercisable at $2.00 per share.

      In February 1998, the Company completed a private placement of 571,429 shares of its Common Stock at $1.75 per share to a related party for aggregate gross proceeds of $1 million. Based on representations made by the Investors, all of these shares were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

      On May 6, 1998, the Company's registration statement on Form S-3 covering the resale of 5,820,392 shares of common stock issued or issuable in connection with the December 1997 Private Placement and 581,176 other shares of common stock issued or issuable by the Company was declared effective by the Securities and Exchange Commission.

ITEM 5.  OTHER INFORMATION

      Brian Brookover, Kirk Raab and William Hambrecht were elected to the Company's Board of Directors in January 1998. Mr. Brookover replaced Jack Watson, who resigned from the Company's Board of Directors in January 1998.

      In March 1998, John C. Kane was elected to the Company's Board of
      Directors.

      In April 1998, Donald H. Picker, Ph.D. and Mark J. Tomei resigned from the Company's Board of Directors.

      On April 22, 1998, the Company announced that L. David Tomei, Ph.D., a co-founder of the Company, had stepped down as its Chairman and Chief Executive Officer and that G. Kirk Raab was appointed as the Company's Chairman of the Board of Directors and Interim Chief Executive Officer. Dr. Tomei remains a director of the Company and continues to serve as its Executive Vice President and Chief Scientific Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are attached hereto:

        Exhibit
        Number        Title

        11.01         Computation of Net Loss Per Share

        27.01         Financial Data Schedule

----------
      (b) Reports on Form 8-K.

      On January 6, 1998, the Company filed a report on Form 8-K reporting the final closing of its December 1997 private placement.

      On March 17, 1998 the Company filed a report on Form 8-K, reporting the sale of 571,429 shares of its common stock at $1.75 per share to a related party.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LXR BIOTECHNOLOGY INC.



Date  May 15, 1998                      By: /s/ SHELLI J. GEER
     --------------                         ------------------------------------
                                            Shelli J. Geer
                                            Chief Financial Officer and
                                            Secretary (Principal Accounting and
                                            Financial Officer)

                                  EXHIBIT INDEX

    Exhibit
    Number     Title
    11.01      Computation of Net Loss Per Share

    27.01      Financial Data Schedule