Form 10-Q
period 1998-06-30
LXR BIOTECHNOLOGY INC
filed 1998-08-14
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR


             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               For the transition period from ________ to ________


                         Commission file number 1-12968
                                                -------

                             LXR BIOTECHNOLOGY INC.
                             ----------------------
               (Exact name of issuer as specified in its charter)

              Delaware                                       68-0282856
              --------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


                1401 Marina Way South, Richmond, California 94804
                -------------------------------------------------
                    (Address of principal executive offices)

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
Yes   X      No
    -----       -----


At July 31, 1998, the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 28,501,761.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS



                                                                               Page No.
                                                                               --------
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 1998 (unaudited), and December 31, 1997                    3

               Condensed Consolidated Statements of Operations for
               the three and six months ended June 30, 1998 and
               1997 and for the period from April 20, 1992 (date of
               incorporation) through June 30, 1998 (unaudited)                    4

               Condensed Consolidated Statement of Stockholders' Equity
               for the six months ended June 30, 1998 (unaudited)                  5

               Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1998 and 1997 and for the period from
               April 20, 1992 (date of incorporation) through June 30, 1998
               (unaudited)                                                         6

               Notes to Condensed Consolidated Financial Statements (unaudited)    7

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          13

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                                  21

    Item 2.    Changes in Securities                                              21

    Item 4.    Submission of Matters to a Vote of Security Holders                21

    Item 5.    Other Information                                                  21

    Item 6.    Exhibits and Reports on Form 8-K                                   22


SIGNATURES                                                                        23

PART I.  Financial Information
Item I.  Financial Statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                                                                  June 30,           December 31,
                  Assets                                            1998                 1997
                  ------                                        ------------         ------------
                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                     $  7,313,828         $ 11,536,687
  Prepaid expenses                                                   217,004              210,695
  Other receivables                                                   47,054               40,237
                                                                ------------         ------------
        Total current assets                                       7,577,886           11,787,619

  Equipment and leasehold improvements,
    net of accumulated depreciation                                1,293,042            1,485,847
  Notes receivable from related parties                              180,000              205,000
  Deposits and other assets                                           41,540               96,633
                                                                ------------         ------------

        Total assets                                            $  9,092,468         $ 13,575,099
                                                                ============         ============

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
  Accounts payable                                              $    683,604         $    740,809
  Accrued private placement commission                                    --              467,789
  Accrued payroll related expenses                                   216,705              161,280
  Other accrued liabilities                                           43,269              113,503
  Deferred rent obligation                                           303,987              290,408
  Short-term portion of note payable                                 185,581              172,730
                                                                ------------         ------------
        Total current liabilities                                  1,433,146            1,946,519

  Note payable, excluding short-term portion                         305,461              409,707
                                                                ------------         ------------

        Total liabilities                                          1,738,607            2,356,226
                                                                ------------         ------------

Commitments and contingencies (notes 2, 5, 6 and 7)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                                --                   --
  Common stock, $0.0001 par value; 60,000,000
    shares authorized; 28,593,773 and 27,485,850
    shares issued and outstanding at June 30, 1998
    and December 31, 1997, respectively                                2,829                2,719
  Common stock to be issued; 166,722 shares and 252,453
    at June 30, 1998 and December 31, 1997, respectively                  17                   26
  Additional paid-in capital                                      45,936,777           44,017,309
  Deficit accumulated during the development stage               (38,570,587)         (32,786,006)
  Treasury stock, at cost; 182,012  shares at
    June 30, 1998 and December 31, 1997                              (15,175)             (15,175)
                                                                ------------         ------------

        Total stockholders' equity                                 7,353,861           11,218,873
                                                                ------------         ------------

        Total liabilities and stockholders' equity              $  9,092,468         $ 13,575,099
                                                                ============         ============

See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                                                                                April 20, 1992
                                              Three Months                           Six Months                    (Date of
                                                  Ended                                 Ended                   Incorporation)
                                     -------------------------------       -------------------------------         through
                                       June 30,           June 30,           June 30,           June 30,           June 30,
                                         1998               1997               1998               1997               1998
                                         ----               ----               ----               ----               ----
Revenues:
  Grant revenue                      $         --       $     17,785       $         --       $     39,982       $    171,744
  Funded research                              --             68,211                 --             68,211            101,665
  License fee revenue                          --                 --                 --                 --          1,000,000
                                     ------------       ------------       ------------       ------------       ------------

     Total revenues                            --             85,996                 --            108,193          1,273,409
                                     ------------       ------------       ------------       ------------       ------------

Expenses:
  Research and development              1,702,227          1,673,666          3,755,165          2,979,480         27,818,493
  General and administrative              897,524            807,722          2,252,196          1,505,019         12,854,807
                                     ------------       ------------       ------------       ------------       ------------

     Total expenses                     2,599,751          2,481,388          6,007,361          4,484,499         40,673,300
                                     ------------       ------------       ------------       ------------       ------------

     Loss from operations              (2,599,751)        (2,395,392)        (6,007,361)        (4,376,306)       (39,399,891)
                                     ------------       ------------       ------------       ------------       ------------

Interest income, net:
  Interest income                         118,877            108,489            266,080            239,119          1,272,258
  Interest expense                        (21,971)                --            (42,500)                --           (435,749)
                                     ------------       ------------       ------------       ------------       ------------

     Total interest income, net            96,906            108,489            223,580            239,119            836,509
                                     ------------       ------------       ------------       ------------       ------------

     Loss before income taxes          (2,502,845)        (2,286,903)        (5,783,781)        (4,137,187)       (38,563,382)

Income taxes                                  400                400                800                800              7,200
                                     ------------       ------------       ------------       ------------       ------------

     Net loss                        $ (2,503,245)      $ (2,287,303)      $ (5,784,581)      $ (4,137,987)      $(38,570,582)
                                     ============       ============       ============       ============       ============

Net loss per share                   $      (0.09)      $      (0.10)      $      (0.20)      $      (0.19)
                                     ============       ============       ============       ============

Weighted average shares used
  to compute net loss per share        28,533,764         22,006,097         28,259,809         22,002,733
                                     ============       ============       ============       ============











See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Condensed Consolidated Statements of Stockholders' Equity

                     For the six months ended June 30, 1998
                                   (unaudited)



                                                                                                             COMMON STOCK
                                                             PREFERRED STOCK         COMMON STOCK            TO BE ISSUED
                                                            -----------------    --------------------     ------------------
                                                            SHARES                 SHARES
                                                            ISSUED     AMOUNT      ISSUED      AMOUNT     SHARES      AMOUNT
                                                            ------     ------    ----------    ------     ------      ------
Balances at December 31, 1997                                 --        $ --     27,485,850    $2,719     252,453      $26
Issuance of common stock in connection with acquisition       --          --         75,000         7     (75,000)      (7)
  of Cardiosol technology
Private placement of common stock (net of issuance costs)     --          --        891,658        90     (85,731)      (9)
Stock options exercised                                       --          --         62,188         5          --       --
Warrants exercised                                            --          --         64,077         6          --       --
Stock options granted                                         --          --             --        --          --       --
Issuance of common stock to consultant                        --          --         15,000         2     (15,000)      (2)
Stock to be issued in connection with settlement of
  contract with related party                                 --          --             --        --      90,000        9
Net loss                                                      --          --             --        --          --       --
                                                            ----        ----     ----------    ------     -------      ---
Balances at June 30, 1998                                     --          --     28,593,773    $2,829     166,722      $17
                                                            ====        ====     ==========    ======     =======      ===

                                                                            DEFICIT
                                                                          ACCUMULATED            TREASURY STOCK
                                                            ADDITIONAL    DURING THE       -------------------------   TOTAL STOCK-
                                                             PAID-IN      DEVELOPMENT         SHARES                     HOLDERS'
                                                             CAPITAL         STAGE         REPURCHASED      AMOUNT        EQUITY
                                                           -----------    ------------     ------------    --------    ------------
Balances at December 31, 1997                              $44,017,309    $(32,786,006)    (182,012)       $(15,175)    $11,218,873
Issuance of common stock in connection with acquisition
  of Cardiosol technology                                           --              --           --              --              --
Private placement of common stock (net of issuance costs)    1,368,169              --           --              --       1,368,250
Stock options exercised                                        100,456              --           --              --         100,461
Warrants exercised                                              92,213              --           --              --          92,219
Stock options granted                                          147,139              --           --              --         147,139
Issuance of common stock to consultant                              --              --           --              --              --
Stock to be issued in connection with settlement of
  contract with related party                                  211,491              --           --              --         211,500
Net loss                                                            --      (5,784,581)          --              --      (5,784,581)
                                                           -----------    ------------     --------        --------     -----------
Balances at June 30, 1998                                  $45,936,777    $(38,570,587)    (182,012)       $(15,175)    $ 7,353,861
                                                           ===========    ============     ========        ========     ===========

     See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                           April 20, 1992
                                                                                             (Date of
                                                                                           Incorporation)
                                                         Six Months Ended June 30,            through
                                                      -------------------------------         June 30,
                                                          1998                 1997             1998
                                                          ----                 ----             ----
Cash flows from operating activities:                 $ (5,625,203)      $ (4,584,585)      $(34,470,693)
                                                      ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of investments                                       --                 --         (3,910,150)
  Purchase of equipment and leasehold
     improvements                                          (67,191)          (662,442)        (2,471,417)
  Proceeds from maturity of investments                         --                 --          4,000,000
  Loans to related parties                                      --            (30,000)          (205,000)
                                                      ------------       ------------       ------------

        Net cash used in investing activities              (67,191)          (692,442)        (2,586,567)
                                                      ------------       ------------       ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                 1,368,250            150,000         39,673,242
  Receipt from Private Placement proceeds                       --          1,278,700          1,278,700
  Proceeds from notes payable to related parties                --                 --          4,694,500
  Proceeds from line of credit                                  --                 --            375,000
  Proceeds from note payable                                    --            304,291            701,249
  Repayment of notes payable and line of credit            (91,395)                --         (1,791,318)
  Principal payments for obligations under
     capital lease                                              --                 --           (776,513)
  Payments received for notes receivable from
     stockholders                                               --                 --              2,147
  Repurchase of common stock                                    --                 --             (1,510)
  Net proceeds from exercise of warrants                    92,219                 --            111,724
  Net proceeds from exercise of stock options              100,461              1,563            103,867
                                                      ------------       ------------       ------------

        Net cash provided by financing
         activities                                      1,469,535          1,734,554         44,371,088
                                                      ------------       ------------       ------------

Net increase (decrease) in cash and cash                (4,222,859)        (3,542,473)         7,313,828
     equivalents
Cash and cash equivalents at beginning of
     period                                             11,536,687         10,217,203                 --
                                                      ------------       ------------       ------------

Cash and cash equivalents at end of period            $  7,313,828       $  6,674,730       $  7,313,828
                                                      ============       ============       ============








See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


(1)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, results of operations for the three and six months ended June 30, 1998 and 1997 and for the period from April 20, 1992 (date of incorporation) through June 30, 1998, cash flows for the six months ended June 30, 1998 and 1997 and for the period from April 20, 1992 (date of incorporation), through June 30, 1998, and changes in stockholders' equity for the six months ended June 30, 1998.

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

      The Company has incurred losses since its inception and expects to incur substantial additional research and development costs prior to reaching profitability, including costs related to clinical trials and manufacturing and marketing expenses. The Company does not have any committed sources of future equity or debt funding. Based upon its current strategic plan, the Company believes it has sufficient funds to meet the Company's operating and capital requirements through the first quarter of 1999. The Company will need to raise substantial additional capital to fund its operations, including the research and development of its lead compounds. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Should the plans contemplated by management not be realized, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

      The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.

(2)   CAPITAL STOCK

      In January 1998, the Company issued 75,000 shares of the Company's common stock in connection with the acquisition of certain patent and other rights related to Cardiosol(TM), a preservation solution for use during heart transplantation ("the Cardiosol(TM) Acquisition"). These shares were valued at the fair market value on the date the agreement was entered into. In addition, in January 1998, the Company issued 15,000 shares of the Company's common stock to a consultant as consideration for rendering certain advisory services. These shares were valued at the fair market value on the date of the grant. At December 31, 1997, the 75,000 shares and 15,000 shares were included in common stock to be issued.

      In January 1998, the Company raised approximately $368,000 (net of offering costs), through the sale of an additional 229,123 shares of the Company's common stock at a price of $1.75 per share and completed the private placement of stock commenced in December 1997 (the "December 1997 Private Placement"). The Company raised a total of approximately $9.4 million (net of offering costs) in the December 1997 Private Placement. In connection with the December 1997 Private Placement, the Company became obligated to issue 92,828 shares of the Company's common stock to the placement



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


(2)   CAPITAL STOCK (CONTINUED)

      agent as sales commission (sales commission shares). The Company issued 91,106 sales commission shares in January 1998, of which 87,453 shares were included in common stock to be issued at December 31, 1997. As of June 30, 1998, an additional 1,722 of shares remain to be issued as sales commissions and are included in common stock to be issued.

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

      In February 1998, the Company issued an option to purchase 250,000 shares of the Company's common stock to G. Kirk Raab for consulting services. In April 1998, Mr. Raab was granted additional options to purchase 500,000 shares of the Company's common stock in connection with an employment agreement (notes 3 and 6).

      In April 1998, the Company committed to issue 90,000 shares of the Company's common stock to Mark Tomei as partial consideration of the severance due to him upon termination of his Independent Consulting Agreement with the Company (note 6). These shares were valued at $211,500 based on the average closing price of the Company's common stock during the ten days prior to the termination of the Independent Consulting Agreement. As of June 30, 1998, these 90,000 shares were included in common stock to be issued and $211,500 was included in general and administrative expense.

      During the six months ended June 30, 1998, the Company issued 64,077 shares of the Company's common stock upon exercise of warrants issued at a purchase price of $92,219. As of June 30, 1998, warrants to purchase 1,689,958 shares of stock remain outstanding.

      In June 1998, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 45,000,000 to 60,000,000.

(3)   STOCK OPTION PLANS

      The following summarizes the Stock Option activity:

                                                             Number of Shares
                                             --------------------------------------------
                                             1993 Stock    Directors Stock   Other Stock
                                             Option Plan     Option Plan    Option Grants
                                             -----------     -----------    -------------
        Balance as of December 31, 1997       1,330,701         60,000         150,000
           Options granted                    1,393,500         20,000         410,000
           Options canceled or expired         (352,732)            --              --
           Options exercised                    (57,188)        (5,000)             --
                                             ----------        -------         -------

        Balance as of June 30, 1998           2,314,281         75,000         560,000
                                             ==========        =======         =======

      In June 1998, the Company's stockholders approved an amendment to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 1,849,850 shares to 3,849,850.

      In February 1998, the Company appointed G. Kirk Raab to the Board of Directors of the Company and also entered into a three year consulting agreement (Consulting Agreement) with him. Under the Consulting Agreement, Mr. Raab received options to purchase 250,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


(3)   STOCK OPTION PLANS (CONTINUED)

      the grant. Options to purchase 50,000 shares of the Company's common stock vested immediately upon signing the Consulting Agreement and the balance vest at a rate of 1/36th per month. The Board of Directors may accelerate the vesting of 100,000 of the stock options upon achievement of certain milestones. In April 1998, G. Kirk Raab was appointed as the Chairman of the Board of Directors and Interim Chief Executive Officer of the Company. Pursuant to this change in position, the Company terminated Mr. Raab's Consulting Agreement with the Company and entered into a separate Employment Agreement with him. Under the terms of the Employment Agreement, Mr. Raab was granted additional options to purchase 500,000 shares of the Company's common stock and the options to purchase 250,000 shares of the Company's common stock previously granted to him under the Consulting Agreement continue to vest under the new Employment Agreement in accordance with the terms established previously under the Consulting Agreement.

      As of April 20, 1998 options to purchase 61,110 shares of the Company's common stock had vested under the Consulting Agreement. The fair value of these 61,110 vested options, using the Black Scholes pricing model, with an expected dividend yield of 0.0%, expected life of ten years, expected volatility of 95.8% and risk-free interest rate of 5.73%, was estimated at approximately $138,000 and was included in general and administrative expense for the period ending June 30, 1998. In accordance with APB Opinion No. 25 (APB 25), the intrinsic value of the remaining 188,890 unvested options that continue to vest under the Employment Agreement is estimated at $153,000 representing the difference between the exercise price and the fair market value of the Company's common stock on the date of the Employment Agreement. As of June 30, 1998, the Company recognized expense of approximately $9,000 related to these unvested shares. Based on the three year vesting schedule of these options, the Company expects to recognize total expense of approximately $174,000, $54,000, $54,000 and $9,000 in the years ending December 31, 1998, 1999, 2000 and 2001, respectively related to these options.

      The options to purchase 500,000 shares of the Company's common stock granted to Mr. Raab were granted under the 1993 Stock Option Plan at an exercise price of $3.3125 per share representing the fair market value on the date the options were granted.

      In March 1998, the Board of Directors approved a resolution to grant each director who is not an employee or substantial stockholder an option to acquire 40,000 shares of the Company's common stock upon joining the board and to grant every director an additional option to acquire 10,000 shares at the end of each full year of service on the board. In March 1998, in connection with this resolution, the Board of Directors granted options to purchase 160,000 shares of the Company's common stock at an exercise price of $2.875 per share, representing the fair market value of the shares on the date the options were granted.

(4)   RESTRUCTURING CHARGES

      In June 1998, the Company announced and began implementing a strategic plan to manage cash to provide for operations through approximately the first quarter of 1999. Under the plan, the Company reallocated its resources to the research and development of its lead compounds, suspended most pure research at the Company and eliminated certain positions. In connection with the implementation of the strategic plan, the Company incurred restructuring charges of approximately $145,000, primarily related to employee lay offs of which $73,000 was paid out during the quarter which ended June 30, 1998. These charges are included in general and administrative expenses in the accompanying statement of operations.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


(5)   LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS:

      Innovex, Inc.

      In June 1998, the Company terminated its clinical service agreement with Innovex, Inc. The Company estimates that the remaining commitment under the contract is approximately $56,000 which is included in accrued expenses at June 30, 1998.

(6)   RELATED PARTY TRANSACTIONS

      During the quarter ended March 31, 1998, in connection with the employment agreement with the Company's President and Chief Operating Officer (COO), the Company forgave $25,000 of the outstanding loan in the original principal amount of $175,000. As of June 30, 1998, the principal balance of $150,000 remained outstanding under the loan.

      In February 1998, the Company terminated its Independent Consulting Agreement with Mark J. Tomei and included the severance of approximately $290,000 due to him upon termination of the agreement in general and administrative expenses. In April 1998, the Company agreed with Mr. Tomei, to settle the severance through payment of cash of $78,500 and by issuance of 90,000 shares of the Company's common stock (Note 2). As of June 30, 1998, the Company has paid cash severance of approximately $34,600 and the remaining $43,900 is included in accrued payroll related expenses. The shares of committed common stock are included in common stock to be issued.

      In April 1998, G. Kirk Raab was appointed as the Company's Chairman and Interim Chief Executive Officer. Pursuant to this change in position, the Company terminated the Consulting Agreement with Mr. Raab and entered into an Employment Agreement with him. Under the Employment Agreement Mr. Raab will receive a base compensation of $180,000, options to purchase 500,000 shares of the Company's common stock and the options to purchase 250,000 shares of the Company's Common Stock previously granted to him under the Consulting Agreement will continue to vest under the Employment Agreement (Note 3).

      In June 1998, in connection with the implementation of the strategic plan, the Company laid off the Company's Vice President of Molecular Biology and entered into a twelve month consulting agreement with him to complete existing projects and other projects to be mutually agreed upon with the Company. The agreement provides for $72,000 in cash compensation to be paid over the next six months and that options to purchase 91,992 shares of the Company's common stock granted to him as an employee of the Company will fully vest over the next twelve months. The fair value of the 91,992 unvested options, using the Black Scholes pricing model, with an expected dividend yield of 0.0%, expected life of ten years, expected volatility of 103.3% and risk-free interest rate of 5.73%, is estimated at approximately $170,000. Based on the twelve month term of the consulting agreement and the vesting schedule of the options, the Company expects to recognize consulting expenses of approximately $86,000 and $84,000 in the years ending December 31, 1998 and 1999 respectively.

(7)   LITIGATION

      The Company and five of its past directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former chairman of the Company, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, a former director and former officer of the Company; James D. Coombes, a former director and former officer, and Mark
      J. Tomei, a former director and former officer, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


(7)   LITIGATION (CONTINUED)

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

      None of the complaints in Katz, Degulis or In re Blech state a claim for a specific amount of monetary damages. The complaint in In re Blech seeks damages and interest as provided by law, costs and expenses of litigation, attorneys fees, expert fees, other costs and disbursements, and such other relief as may be just and proper. The complaint in Katz seeks rescission, an award of compensatory damages, fees, costs and expenses including expert fees, and such other relief as the court deems proper. The complaint in Degulis seeks compensatory damages including rescissionary damages, interest, punitive damages, counsel fees and other costs of suit, a constructive trust over the proceeds of the offering, and such other and further relief as the Court deems just and proper. The Company has agreed to indemnify and/or advance defense costs to each of the former officers and directors who are named as defendants in the litigation. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1999 or the termination of the tolling agreement.

      The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers
      (i) the Company for amounts spent indemnifying directors and officers or
      (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest this denial of coverage. The Company's second level excess insurers has reserved its rights to deny coverage based on the same issue. As a result, the Company cannot predict, at this time, the amount of insurance reimbursement that will be obtained. During the six months ended June 30, 1998, and 1997 the Company incurred expenses of approximately $16,200 and $35,800, respectively relating to this litigation. To date, the Company has received no reimbursements for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own costs and any judgment or settlement payable by the Company could have a material adverse effect on the Company's cash flows, results of operations and financial condition.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


(7)   LITIGATION (CONTINUED)

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

(8)   SUBSEQUENT EVENT

      Agreement with the President and Chief Executive Officer

      In August 1998, the Company entered into an employment agreement with its new President and Chief Executive Officer (CEO) which provides for an annual salary of $250,000. Under the agreement, the CEO was granted options to purchase 1,000,000 shares of the Company's common stock under the provisions of the Company's 1993 Stock Option Plan. This agreement also provides for reimbursement of certain relocation costs and a loan of $150,000, which may be forgiven over a three year period, subject to certain conditions. The loan bears interest at the amount necessary to avoid imputation of interest by the Internal Revenue Service. Any remaining balance of the loan will become due and payable if the CEO resigns or is terminated for cause. If the Company terminates the CEO without cause, he will be entitled to receive severance equal to one year's salary.

      Perkin Elmer License Agreement:

      In July 1998, Perkin-Elmer Corporation notified the Company of the termination of its license agreement with the Company and OAI related to the development of the Company's proprietary Scanning Laser Digital Imaging microscope technology. As a result of this termination the Company will not be receiving any future license payments from Perkin-Elmer relating to SLDI.

      Relationship with L. David Tomei

      The Company and L. David Tomei are discussing Dr. Tomei's continued employment with the Company. The Company has proposed that Dr. Tomei become a consultant to the Company.


                                                                     (Continued)

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD LOOKING STATEMENTS

      Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding, among other things, product development plans, product efficacy, safety and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein, the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997, the Company's Form 10Q for the quarter ended March 31, 1998, the Company's registration statement on Form S-3, declared effective by the Securities and Exchange Commission on May 6, 1998, and "Factors Affecting Future Results", below.

      PLAN OF OPERATIONS

      In 1998, the Company implemented a strategic plan to reallocate resources to the clinical development and commercialization of Elirex(TM), and CP-Cardiosol(TM) from other research programs including SARP's, Maspin, Bak, and Fas(DELTA)TM and Urine DNA Analysis. Because of the limited commercial market for heart transplant solutions, the clinical development of HK- Cardiosol(TM) was suspended pending development in corporate partnering discussions. The plan also entailed a significant reduction in personnel.

      In March 1998, the Company filed an IND with the FDA to begin clinical studies of CP-Cardiosol(TM) for use in cardioplegia. In April of 1998, the Company received a request from the FDA for additional preclinical data. The Company is currently in the process of responding to the FDA's request. See "Factors Affecting Future Results", below. The current strategy for further development of CP-Cardiosol(TM) is expected to require obtaining a corporate partner. However, there can be no assurance that the Company will be able to secure a corporate partner or that the clinical trials of CP-Cardiosol(TM) will commence.

      The Company is currently conducting preclinical studies of Elirex(TM) in animals for ischemic heart attack and stroke applications. The Company has received final results of animal studies performed at Cleveland Clinic which showed that the Elirex(TM) treated group had a 53% reduction in extent of myocardial infarction when compared to controls. Experimental evidence obtained in these studies also showed significant reduction of inflammation and protection of heart function. Based on the results to date of the preclinical studies for Elirex(TM), the Company is currently evaluating its development strategy for Elirex(TM) and considering a plan to seek a collaborative partnership after completing a Phase II clinical trial. There can be no assurance that the Company will be able to secure a collaborative partnership or commence clinical trials of Elirex(TM).

      In July 1998, Perkin-Elmer Corporation terminated the license agreement with the Company related to the development of the Company's proprietary SLDI technology. Based on the Company's current plans, further development of SLDI technology will depend on the Company's ability to establish another collaborative arrangement.

      The Company has completed the preclinical studies to assess the efficacy and toxicity of Maspin under its contract with Boehringer Mannheim. The Company and Boehringer Mannheim are currently reviewing the results of these studies to determine whether to proceed with further research and development of Maspin. However, Boehringer has no obligation to proceed with the project.



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      PLAN OF OPERATIONS (CONTINUED)

      To further expand any of the basic research programs, including SARP, Fas(DELTA)TM, and Urine DNA Analysis, the Company will pursue business development opportunities such as licensing and collaborative research agreements. Although the Company plans to seek additional corporate partners for its research and development activities, its first priority is establishing corporate partnerships for Elirex(TM) and CP-Cardiosol(TM). There can be no assurance that the Company will be able to secure any new corporate partner relationships.

      The Company has assessed its financial and operational systems and is currently modifying it non-compliant laboratory instruments to be year 2000 compliant. The Company continousely evaluates its vendors for Year 2000 compliance. The Company expects the project to be substantially complete by mid-1999 and the cost of the project is not expected to have a material impact on the Company's financial condition and results of operations.

      In June 1998, in connection with the implementation of the strategic plan, the Company reduced its workforce and recorded a restructuring charge of $145,000, consisting primarily of costs related to employee lay offs. As of June 30, 1998, the Company employed 31 employees including 29 full-time employees. Over the next 12 months, based on the existing resources and current management plan, the Company does not expect a significant increase in its number of employees. In August 1998, the Company hired Paul Hastings as its President and Chief Executive Officer.

      The Company made capital additions during the six months ended June 30, 1998 of approximately $124,000. The Company has prioritized the use of its existing resources and, under the current management plan, does not expect to incur a significant amount of capital expenditures over the next twelve months. However, if the Company obtains additional financing, the Company expects capital expenditures to increase.

      RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      The Company did not generate any revenues during the six months ended June 30, 1998. The Company's revenues for the three and six months ended June 30, 1997 consisted of grant revenues from the National Institute of Health. The Company does not have any commercially available products, and does not anticipate generating any significant product revenues for at least the next several years.

      The Company incurred research and development expenses of approximately $1,702,000 and $3,755,000 for the three and six months ended June 30, 1998, respectively, compared to approximately $1,674,000 and $2,979,000 for the three and six months ended June 30, 1997, respectively. These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. The increase in research and development costs is primarily due to increased salary and benefits costs resulting from an increase in the number of development personnel and restructuring costs, increased consulting and recruiting fees, toxicology, contract manufacturing costs for Cardiosol(TM) and depreciation.

      The Company expects research and development expenses to decrease in the second half of 1998, as a result of the suspension of most pure research and the reduction in personnel. The Company will be focusing on the clinical development and commercialization of Elirex(TM) and CP-Cardiosol(TM).

      Although the Company plans for research and development spending to continue to increase substantially over the next several years, as the Company undertakes clinical studies for Elirex(TM), such increases remain contingent upon the Company's ability to obtain additional and adequate amounts of capital resources. Unless and until such funds are received, research and development activities will be limited by the Company's available resources. See "Liquidity and Capital Resources" below.



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (CONTINUED)

      The Company's general and administrative expenses were approximately $898,000 and $2,252,000, for the three and six months ended June 30, 1998, respectively, compared to approximately $808,000 and $1,505,000 for the three and six months ended June 30, 1997, respectively. The increase from 1997 to 1998 is primarily due to the accrued severance obligation resulting from the termination of Mark Tomei's independent consulting agreement, accrued expenses relating to the Consulting Agreement with Mr. Raab, increased legal costs and restructuring charges. The increase in general and administrative expenses is offset by decreased investor relations costs. Certain costs are expected to increase due to costs associated with recruitment, relocation and the compensation package provided to the Company's new President and CEO. These expected increases are expected to be offset by a decrease in other general and administrative salaries as a result of the reduction of personnel in June 1998, and the termination of the consulting agreement with Mark Tomei. Legal expenses may also increase as a result of the securities lawsuits currently pending against the Company and certain of its past and present officers and directors.

      Interest income was approximately $119,000 and $266,000, for the three and six months ended June 30, 1998, respectively, compared to approximately $108,000 and $239,000 for the three and six months ended June 30, 1997, respectively. The slight increase in interest income is primarily due to interest earned on a larger investment balance. Interest expense was approximately $22,000 and $43,000 for the three and six months ended June 30, 1998, respectively, compared to no interest expense for three and six months ended June 30, 1997. The increase in interest expense is due to the equipment loan of $700,000 obtained during 1997. The Company expects interest expense in 1998 to increase due to borrowings under the Company's Equipment Loan.

      The Company incurred net losses of approximately $2,503,000 and $5,785,000, for the three and six months ended June 30, 1998, respectively, compared to approximately $2,287,000 and $4,138,000 for the three and six months ended June 30, 1997, respectively. As of June 30, 1998, the Company had an accumulated deficit of approximately $38,571,000. The Company expects to continue to incur substantial losses over the next several years as it continues to undertake preclinical and clinical studies.

      LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1998, the Company raised approximately $1.4 million in net proceeds through the sale of 800,552 shares of the Company's Common Stock at a price of $1.75 per share in private placements. In addition, the Company received approximately $193,000 in proceeds through the exercise of stock options and warrants.

      As of June 30, 1998, the Company's remaining sources of capital consist of approximately $7.3 million in cash and cash equivalents and interest from investments.

      The Company and five of its past or present directors and officers are defendants in class action lawsuits. (See "Note 7 of the Condensed Consolidated Financial Statements".) The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the deductibles and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest the denial of coverage. The Company's second level excess insurers has reserved its rights to deny coverage based on the same issue. As a result, the Company cannot predict, at this time, the amount of any insurance reimbursement that will be obtained.



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      During the six months ended June 30, 1998, and 1997, the Company incurred expenses of approximately $16,200 and $35,800, respectively relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company, could have a material adverse effect on the Company's, cash flows, results of operations and financial condition.

      The Company does not have any committed sources of future equity or debt funding. The Company has a new strategic plan and as a result it is expected that the Company's resources will provide for operations through the first quarter of 1999. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company depleting its capital resources before that time. Accordingly, the Company will need to raise substantial additional capital to fund its operations. Although the Company is currently seeking to obtain the additional funding necessary to fund the Company's operations beyond the first quarter of 1999, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

      The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.

      FACTORS AFFECTING FUTURE RESULTS

      FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      The Company will require substantial additional funds to continue the research and development programs and preclinical and clinical testing of its potential pharmaceutical products and to conduct marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the cost of obtaining technological rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the purchase of additional capital equipment and legal expenses incurred in connection with defending certain lawsuits that have been brought against the Company and certain of its past and present directors and officers. Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through the first quarter of 1999. However, there can be no assurance that changes in the Company's research and development plan or other events affecting the Company's operating expenses will not result in the expenditure of funds before the estimated time.

      The Company will need to raise substantial additional capital to fund its operations, including the research and development of its lead compounds. The Company intends to seek such additional funding through public or private financings or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on favorable or acceptable terms. If the Company raises additional funds through public or private financings, any such financing may result in substantial dilution to the Company's stockholders. If the Company obtains funds through entering into arrangements with collaborative partners or others, it may be required to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. If adequate funds are not available, the Company may be required to further delay, scale back or eliminate the development of its lead compounds. Failure to obtain such needed funds could have a material adverse effect on the Company's operations.



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

      EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

      The Company is at an early stage of development. All of the Company's potential pharmaceutical and medical device products are currently in research and development, and no revenues from the sale of such potential products have been generated to date. Substantially all of the Company's resources have been and for the foreseeable future will continue to be dedicated to the Company's research programs and the development of potential pharmaceutical and medical device products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from these projects. All of the Company's drug and medical device candidates except for HK-Cardiosol(TM), which is ready to enter the clinical testing phase, are in preclinical development. While the Company believes that the results attained to date in such preclinical studies generally support further research and development of these potential products, results attained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, the Company has not previously met its forecasted schedule for introducing products into clinical trials. Because of limited market for heart transplant solutions, and the resource constraints, the clinical development of HK-Cardiosol(TM) is suspended pending developments in corporate partnering discussions and further development of CP-Cardiosol(TM) is expected to require obtaining a corporate partner. In addition, the Company previously reassessed the market for Lexirin in the treatment of AIDS patients and decided not to proceed with further U.S. clinical trials of Lexirin in AIDS patients at that time. Similar assessments of market opportunities and priorities for allocating available resources may again affect the Company's decision to undertake or continue preclinical and/or clinical trials or otherwise continue to pursue research and development programs for its potential products.

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



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company has incurred significant operating losses since its inception in 1992. At June 30, 1998, the Company had an accumulated deficit of approximately $38.6 million. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to payments under the Company's collaboration agreement with Boehringer, provided Boehringer continues with the relationship, payments under research or product development relationships that the Company may hereafter establish, payments under license agreements that the Company may hereafter establish, sales of products that the Company may acquire in the future and interest payments. There can be no assurance, however, that the Company will (i) be successful in its collaboration with Boehringer or that such relationship will be expanded beyond its current limited scope,
      (ii) be able to establish any additional collaborative relationships,
      (iii) enter into any license agreements, or (iv) acquire any products in the future. The Company's ability to achieve profitability depends upon its ability to successfully complete either alone or with others, development of its potential products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or to enter into license agreements on acceptable terms. In the event that the Company does enter into any future license agreements, such license agreements may adversely affect the Company's profit margins on its potential products. The Company may never achieve significant revenue or profitable operations.

      DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

      The Company is highly dependent on the principal members of its management and scientific staff, including; G. Kirk Raab, Chairman of the Board of Directors, Donald H. Picker, Ph.D., its Chief Operating Officer; and Samuil R. Umansky, Ph.D., Vice President, Molecular Pharmacology. The Company's loss of services of any of these persons or other members of its staff could have a material adverse effect on the Company's operations.

      The Company has recently entered into an employment agreement with Paul Hastings, its President and Chief Executive Officer, and has an employment agreement with Dr. Picker and Mr. Raab; however, any of them may terminate his relationship with the Company at any time. The laws of the State of California generally prohibit post-employment noncompetition covenants and, therefore, none of the Company's employees is subject to any restriction on competition in the future. Accordingly, there can be no assurance that any of the Company's employees will remain with the Company or that, in the future, these employees will not organize competitive businesses or accept employment with companies competitive with the Company. The Company and L. David Tomei, are currently discussing Dr. Tomei's continued employment with the Company. The Company has proposed that Dr. Tomei become a consultant to the Company. The Company is dependent on collaborators at research institutions and its advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense competition for such qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business. The Company's planned activities will require additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Such activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's operations.

      DEPENDENCE ON OTHERS; COLLABORATIONS

      The Company's strategy for the research, development and commercialization of its potential pharmaceutical products will require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to those already established, and may therefore be dependent upon the subsequent success of outside parties in performing their responsibilities. For example, the Company has entered into a collaboration with Boehringer to jointly evaluate the development of Maspin, a naturally occurring protein, for the treatment of breast and



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      DEPENDENCE ON OTHERS; COLLABORATIONS (CONTINUED)

      prostate cancer. There can be no assurance that such collaboration will be successful or that the Company will enter into any further agreements with Boehringer. In addition, the Company had provided Perkin-Elmer with significant exclusive rights to its SLDI product, and was dependent on Perkin-Elmer to satisfactorily commercialize such product so that the Company would receive remuneration for its efforts in this area. However, Perkin-Elmer has terminated the license agreement with the Company and further development of SLDI technology to satisfactorily commercialize such product will depend on the Company's ability to establish another collaborative arrangement. There can also be no assurance that the Company will be able to establish additional collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop and commercialize its potential products, or that any of its collaborative arrangements or license agreements will be successful. Certain of the collaborative arrangements that the Company may enter into in the future may place responsibility for preclinical testing and human clinical trials and for preparing and submitting applications for regulatory approval for potential products on the collaborative partner. Should a collaborative partner fail to develop or commercialize successfully any potential product to which it has rights, the Company's business may be adversely affected. In addition, there can be no assurance that collaborators will not be pursuing alternative technologies or developing products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by such partners' collaborative programs with the Company.

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

      MANUFACTURING LIMITATIONS

      The Company currently does not have the capability to manufacture products under the current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. The Company intends either to independently manufacture, package, label and distribute its potential pharmaceutical or other products or to establish arrangements with contract manufacturers or contract packagers to supply sufficient quantities of such products to conduct clinical trials as well as for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if its potential products are approved for commercialization. If the Company is unable to manufacture or contract for a sufficient supply of its potential pharmaceutical products on acceptable terms, the Company's preclinical and human clinical



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      MANUFACTURING LIMITATIONS (CONTINUED)

      testing schedule may be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which may have a material adverse effect on the Company. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute its finished pharmaceutical or other products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to GMP required by the FDA. The Company has entered into a manufacturing agreement with Chesapeake Biological Laboratories, Inc. ("CBL") to manufacture HK-Cardiosol(TM) and CP-Cardiosol(TM) for clinical trials. There can be no assurance that CBL will be able to manufacture sufficient quantities of HK-Cardiosol(TM) and CP-Cardiosol(TM) for the Company's clinical trials if the Company is able to arrange for the clinical trial in the future. California manufacturing companies are also required to obtain a license from the State of California to distribute any investigational products which license will be issued only if the Company is in compliance with the GMP regulations, as determined by an inspection conducted by the State of California. If the Company is unable to manufacture its potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. The Company has no experience in the manufacture of pharmaceutical products or medical devices in clinical quantities or for commercial purposes. Should the Company determine to manufacture products itself, the Company would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products and would require substantial additional capital. In addition, there can be no assurance that the Company will be able to manufacture any products successfully and in a cost effective manner.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information in Note 7 to the Condensed Consolidated Financial Statements included in Part I of this document is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 1998, the Company held its Annual Meeting of Stockholders with the following results:

         1) The following individuals were elected as directors of the Company:

                                                Shares Voting      Shares
                                                  in Favor         withheld
                                                -------------      --------
                  G. Kirk Raab                   22,664,354        533,203
                  L. David Tomei, Ph.D.          22,582,332        615,225
                  Eugene Eidenberg               22,666,354        531,203
                  Kenneth McGuire                22,668,365        529,192
                  Neil Flanzraich                22,666,354        531,203
                  William Hambrecht              22,668,365        529,192
                  Brian Brookover                22,668,365        529,192
                  John C. Kane                   22,663,965        533,592

         2) The proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 2,000,000 was approved with 14,507,453 shares cast in favor of the amendment, 1,023,031 shares voting against and 58,650 shares withheld and/or abstaining.

         3) The proposal to amend the Company's Restated Certificate of Incorporation to increase the number of the Company's authorized shares of common stock from 45 million shares to 60 million shares was approved with 22,408,760 shares cast in favor of the amendment, 706,647 shares voting against, and 82,150 shares withheld and/or abstaining.

         4) The selection of KPMG Peat Marwick LLP as the Company's certified public accountants was ratified with 23,133,455 shares cast in favor of the selection, 25,725 shares voting against, and 38,377 shares withheld and/or abstaining.

ITEM 5.  OTHER INFORMATION


         In April 1998, Donald H. Picker, Ph.D. and Mark J. Tomei resigned from the Company's Board of Directors. Donald Picker continues as Chief Operating Officer.

         On April 22, 1998, the Company announced that L. David Tomei, Ph.D., a co-founder of the Company, had stepped down as its Chairman and Chief Executive Officer and that G. Kirk Raab was appointed as the Company's Chairman of the Board of Directors and Interim Chief Executive Officer.

         In August 1998, the Company announced the appointment of Paul Hastings to the position of the President and Chief Executive Officer and to the Board of Directors of the Company.

         The Company and L. David Tomei are discussing Dr. Tomei's continued employment with the Company. The Company has proposed that Dr. Tomei become a consultant to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are attached hereto:

         Exhibit
         Number       Title
         10.01        1993 Stock Option Plan, as amended to date.

         10.48 Service Agreement dated April 20, 1998 between the Company and G. Kirk Raab.

         11.01        Computation of Net Loss Per Share

         27.01        Financial Data Schedule

-----------------------

         (b) Reports on Form 8-K.

         On April 8, 1998, the Company filed a report on Form 8-K reporting that the FDA required additional preclinical data on CP-Cardiosol(TM), and that Mark Tomei and Donald Picker, Ph.D., resigned from the Company's Board of Directors.

         On April 20, 1998, the Company filed a report on Form 8-K, reporting that L. David Tomei, Ph.D., a co-founder of the Company, had stepped down as the Chairman and Chief Executive Officer and that Mr. G. Kirk Raab was appointed as the Company's Chairman of the Board of Directors and Interim Chief Executive Officer.

         On June 22, 1998, the Company filed a report on Form 8-K, reporting the implementation of a strategic plan to accelerate the transition of the Company from a research firm to a drug development firm by focusing on the clinical development of and commercialization of Elirex(TM), a patented small molecule compound for the inhibition of heart muscle damage following a heart attack and CP-Cardiosol(TM), a patented solution for protecting hearts during cardiopulmonary bypass surgery.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LXR BIOTECHNOLOGY INC.


     Date: August 14, 1998       By: /s/ Shelli J. Geer
                                    --------------------------------------------
                                    Shelli J. Geer
                                    Chief Financial Officer and Secretary
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number     Title
    10.01      1993 Stock Option Plan, as amended to date.

    10.48      Service Agreement dated April 20, 1998 between the Company and
               G. Kirk Raab.

    11.01      Computation of Net Loss Per Share

    27.01      Financial Data Schedule

-----------------------