Form 10-Q
period 1998-09-30
LXR BIOTECHNOLOGY INC
filed 1998-11-16
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



             [X]  Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1998


                                       OR


             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the transition period from             to


                         Commission file number 1-12968


                             LXR BIOTECHNOLOGY INC.
               (Exact name of issuer as specified in its charter)

                  Delaware                             68-0282856
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

Yes [X] No [ ]



At November 2, 1998, the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 28,507,935.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                                        Page No.
                                                                                        --------
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1998 (unaudited), and December 31, 1997                     3

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 and for the period from April 20, 1992 (date of Incorporation) through
                  September 30, 1998 (unaudited)                                            4

                  Condensed Consolidated Statement of Stockholders' Equity
                  for the nine months ended September 30, 1998 (unaudited)                  5

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and for the period from April 20, 1992 (date of incorporation) through
                  September 30, 1998 (unaudited)                                            6

                  Notes to Condensed Consolidated Financial Statements (unaudited)          7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                15


PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                        23

     Item 5.      Other Information                                                        23

     Item 6.      Exhibits and Reports on Form 8-K                                         23


SIGNATURES                                                                                 24

PART I.  Financial Information
Item I.  Financial Statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                                                                        September 30,          December 31,
                      Assets                                                1998                   1997
                      ------                                            ------------           ------------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                            $  5,092,262           $ 11,536,687
   Prepaid expenses                                                          131,796                210,695
   Other receivables                                                          87,852                 40,237
                                                                        ------------           ------------
         Total current assets                                              5,311,910             11,787,619

   Equipment and leasehold improvements,
     net of accumulated depreciation                                       1,119,071              1,485,847
   Notes receivable from related parties                                     330,000                205,000
   Deposits and other assets                                                  41,960                 96,633
                                                                        ------------           ------------

         Total assets                                                   $  6,802,941           $ 13,575,099
                                                                        ============           ============

       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                     $    327,159           $    740,809
   Accrued private placement commission                                           --                467,789
   Accrued payroll related expenses                                          177,733                161,280
   Other accrued liabilities                                                  42,197                113,503
   Deferred rent obligation                                                  310,776                290,408
   Short-term portion of note payable                                        192,361                172,730
                                                                        ------------           ------------
         Total current liabilities                                         1,050,226              1,946,519

   Note payable, excluding short-term portion                                250,465                409,707
                                                                        ------------           ------------

         Total liabilities                                                 1,300,691              2,356,226
                                                                        ------------           ------------

Commitments and contingencies (notes 2, 5, 6 and 7)
Subsequent event (note 8)

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                                       --                     --
   Common stock, $0.0001 par value; 60,000,000
     shares authorized; 28,689,947 and 27,485,850
     shares issued and outstanding at September 30, 1998
     and December 31, 1997, respectively                                       2,839                  2,719
   Common stock to be issued; 76,722 shares and 252,453
     at September 30, 1998 and December 31, 1997, respectively                     8                     26
   Additional paid-in capital                                             46,059,523             44,017,309
   Deficit accumulated during the development stage                      (40,544,945)           (32,786,006)
   Treasury stock, at cost; 182,012  shares at
     September 30, 1998 and December 31, 1997                                (15,175)               (15,175)
                                                                        ------------           ------------

         Total stockholders' equity                                        5,502,250             11,218,873
                                                                        ------------           ------------

         Total liabilities and stockholders' equity                     $  6,802,941           $ 13,575,099
                                                                        ============           ============


See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                                                                           April 20, 1992
                                              Three Months                        Nine Months                 (Date of
                                                 Ended                               Ended                  Incorporation)
                                     ------------------------------      ------------------------------        through
                                     September 30,     September 30,     September 30,     September 30,     September 30,
                                         1998              1997              1998              1997              1998
                                     ------------      ------------      ------------      ------------      ------------
Revenues:
   Grant revenue                     $         --      $     17,300      $         --      $     57,282      $    171,744
   Funded research                             --            33,454                             101,665           101,665
   License fee revenue                     50,000           700,000            50,000           700,000         1,050,000
                                     ------------      ------------      ------------      ------------      ------------

      Total revenues                       50,000           750,754            50,000           858,947         1,323,409
                                     ------------      ------------      ------------      ------------      ------------

Expenses:
   Research and development             1,284,914         2,020,934         5,040,079         5,000,414        29,103,407
   General and administrative             808,125           944,617         3,060,321         2,449,636        13,662,932
                                     ------------      ------------      ------------      ------------      ------------

      Total expenses                    2,093,039         2,965,551         8,100,400         7,450,050        42,766,339
                                     ------------      ------------      ------------      ------------      ------------

      Loss from operations             (2,043,039)       (2,214,797)       (8,050,400)       (6,591,103)      (41,442,930)
                                     ------------      ------------      ------------      ------------      ------------

Interest income, net:
   Interest income                         87,716            87,729           353,796           326,848         1,359,974
   Interest expense                       (18,635)          (21,435)          (61,135)          (21,435)         (454,384)
                                     ------------      ------------      ------------      ------------      ------------

      Total interest income, net           69,081            66,294           292,661           305,413           905,590
                                     ------------      ------------      ------------      ------------      ------------

      Loss before income taxes         (1,973,958)       (2,148,503)       (7,757,739)       (6,285,690)      (40,537,340)

Income taxes                                  400               400              1200             1,200             7,600
                                     ------------      ------------      ------------      ------------      ------------

      Net loss                       $ (1,974,358)     $ (2,148,903)     $ (7,758,939)     $ (6,286,890)     $(40,544,940)
                                     ============      ============      ============      ============      ============


Net loss per share                   $      (0.07)     $      (0.10)     $      (0.28)     $      (0.29)
                                     ============      ============      ============      ============

Weighted average shares used
   to compute net loss per share       28,579,869        21,970,958        28,093,525        21,967,162
                                     ============      ============      ============      ============



See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Condensed Consolidated Statement of Stockholders' Equity

                  For the nine months ended September 30, 1998
                                   (unaudited)



                                                                      COMMON STOCK
                                                               -----------------------------
                                                               SHARES ISSUED       AMOUNT
                                                               ------------     ------------
Balances at December 31, 1997                                    27,485,850     $      2,719
Issuance of common stock in connection with acquisition
    of Cardiosol technology                                          75,000                7
Private placement of common stock (net of issuance costs)           891,658               90
Stock options exercised                                              68,362                6
Warrants exercised                                                   64,077                6
Stock options granted                                                    --               --
Issuance of common stock to consultant                               15,000                2
Stock issued in connection with settlement of
    contract with related party                                      90,000                9
Net loss                                                                 --               --
                                                               ------------     ------------

Balances at September 30, 1998                                   28,689,947     $      2,839
                                                               ============     ============


                                                                                                                    DEFICIT
                                                                       COMMON STOCK                                ACCUMULATED
                                                                       TO BE ISSUED                ADDITIONAL      DURING THE
                                                              ------------------------------        PAID-IN        DEVELOPMENT
                                                                 SHARES            AMOUNT           CAPITAL           STAGE
                                                              ------------      ------------      ------------     ------------
Balances at December 31, 1997                                      252,453      $         26      $ 44,017,309     $(32,786,006)
Issuance of common stock in connection with acquisition
    of Cardiosol technology                                        (75,000)               (7)               --               --
Private placement of common stock (net of issuance costs)          (85,731)               (9)        1,368,169               --
Stock options exercised                                                 --                --           100,640               --
Warrants exercised                                                      --                --            92,213               --
Stock options granted                                                   --                --           269,701               --
Issuance of common stock to consultant                             (15,000)               (2)               --               --
Stock issued in connection with settlement of
    contract with related party                                         --                --           211,491               --
Net loss                                                                --                --                --       (7,758,939)
                                                              ------------      ------------      ------------     ------------

Balances at September 30, 1998                                      76,722      $          8      $ 46,059,523     $(40,544,945)
                                                              ============      ============      ============     ============


                                                                    TREASURY STOCK
                                                             ------------------------------      TOTAL STOCK-
                                                              SHARES                               HOLDERS'
                                                             REPURCHASED          AMOUNT            EQUITY
                                                             ------------      ------------      ------------
Balances at December 31, 1997                                    (182,012)     $    (15,175)     $ 11,218,873
Issuance of common stock in connection with acquisition
    of Cardiosol technology                                            --                --                --
Private placement of common stock (net of issuance costs)              --                --         1,368,250
Stock options exercised                                                --                --           100,646
Warrants exercised                                                     --                --            92,219
Stock options granted                                                  --                --           269,701
Issuance of common stock to consultant                                 --                --                --
Stock issued in connection with settlement of
    contract with related party                                        --                --           211,500
Net loss                                                               --                --        (7,758,939)
                                                             ------------      ------------      ------------

Balances at September 30, 1998                                   (182,012)     $    (15,175)     $  5,502,250
                                                             ============      ============      ============



See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                        April 20, 1992
                                                                                                          (Date of
                                                                                                        Incorporation)
                                                             Nine Months Ended September 30,               through
                                                           -----------------------------------           September 30,
                                                               1998                   1997                   1998
                                                           ------------           ------------           ------------
Cash flows from operating activities:                      $ (7,648,738)          $ (6,389,528)          $(36,494,228)
                                                           ------------           ------------           ------------

Cash flows from investing activities:
   Purchase of investments                                           --                     --             (3,910,150)
   Purchase of equipment and leasehold
      improvements                                              (67,191)              (899,375)            (2,471,417)
   Proceeds from maturity of investments                             --                     --              4,000,000
   Loans to related parties                                    (150,000)               (30,000)              (355,000)
                                                           ------------           ------------           ------------

         Net cash used in investing activities                 (217,191)              (929,375)            (2,736,567)
                                                           ------------           ------------           ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                     1,368,250                150,000             39,673,242
   Receipt from Private Placement proceeds                           --              1,278,700              1,278,700
   Proceeds from notes payable to related parties                    --                     --              4,694,500
   Proceeds from line of credit                                      --                     --                375,000
   Proceeds from note payable                                        --                536,568                701,249
   Repayment of notes payable and line of credit               (139,611)               (73,559)            (1,839,534)
   Principal payments for obligations under
      capital lease                                                  --                     --               (776,513)
   Payments received for notes receivable from
      stockholders                                                   --                     --                  2,147
   Repurchase of common stock                                        --                     --                 (1,510)
   Net proceeds from exercise of warrants                        92,219                     --                111,724
   Net proceeds from exercise of stock options                  100,646                  1,563                104,052
                                                           ------------           ------------           ------------

         Net cash provided by financing
           activities                                         1,421,504              1,893,272             44,323,057
                                                           ------------           ------------           ------------

Net increase (decrease) in cash and cash                     (6,444,425)            (5,425,631)             5,092,262
      equivalents
Cash and cash equivalents at beginning of
      period                                                 11,536,687             10,217,203                     --
                                                           ------------           ------------           ------------

Cash and cash equivalents at end of period                 $  5,092,262           $  4,791,572           $  5,092,262
                                                           ============           ============           ============



See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, results of operations for the three and nine months ended September 30, 1998 and 1997 and for the period from April 20, 1992 (date of incorporation) through September 30, 1998, cash flows for the nine months ended September 30, 1998 and 1997 and for the period from April 20, 1992 (date of incorporation), through September 30, 1998, and changes in stockholders' equity for the nine months ended September 30, 1998.

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

        The Company has incurred losses since its inception and expects to incur substantial additional research and development costs prior to reaching profitability, including costs related to clinical trials and manufacturing and marketing expenses. The Company does not have any committed sources of future equity or debt funding. Based upon its current strategic plan, the Company believes it has sufficient funds to meet the Company's operating and capital requirements through the first quarter of 1999. The Company will need to raise substantial additional capital to fund its operations, including the research and development of its lead compounds. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Should the plans contemplated by management not be realized, the Company will have to seek alternative sources of capital or reevaluate its operating plans.

        The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.

(2)    CAPITAL STOCK

        In January 1998, the Company issued 75,000 shares of the Company's common stock in connection with the acquisition of certain patent and other rights related to Cardiosol(TM), a preservation solution for use during heart transplantation (the "Cardiosol(TM) Acquisition"). These shares were valued at the fair market value on the date the agreement was entered into. In addition, in January 1998, the Company issued 15,000 shares of the Company's common stock to a consultant as consideration for rendering certain advisory services. These shares were valued at the fair market value on the date of the grant. At December 31, 1997, the 75,000 shares and 15,000 shares were included in common stock to be issued.

        In January 1998, the Company raised approximately $368,000 (net of offering costs), through the sale of an additional 229,123 shares of the Company's common stock at a price of $1.75 per share and completed the private placement of stock commenced in December 1997 (the "December 1997 Private Placement"). The Company raised a total of approximately $9.4 million (net of offering costs) in the December 1997 Private Placement. In connection with the December 1997 Private Placement, the Company became obligated to issue 92,828 shares of the Company's common stock to the placement agent as sales commission (the "Sales Commission Shares"). The Company issued 91,106 Sales

                                                                     (continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)


(2)    CAPITAL STOCK (CONTINUED)

       Commission Shares in January 1998, of which 87,453 shares were included in common stock to be issued at December 31, 1997. As of September 30, 1998, an additional 1,722 of shares remain to be issued as sales commissions and are included in common stock to be issued.

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

       In February 1998, the Company issued an option to purchase 250,000 shares of the Company's common stock to G. Kirk Raab for consulting services. In April 1998, Mr. Raab was granted additional options to purchase 500,000 shares of the Company's common stock in connection with an employment agreement. The Company recorded compensation expense of approximately $161,000 for the nine months ended September 30, 1998 related to these options (notes 3 and 6).

       In April 1998, the Company committed to issue 90,000 shares of the Company's common stock to Mark Tomei as partial consideration of the severance due to him upon termination of his Independent Consulting Agreement with the Company (note 6). The fair value of these shares of approximately $211,500 based on the average closing price of the Company's common stock during the ten days prior to the termination of the Independent Consulting Agreement was included in general and administrative expense for the nine months period ended September 30, 1998. These shares were issued in July 1998.

       In June 1998, the Company terminated Dr. Kiefer's employment with the Company, and entered into a separate Consulting Agreement (the "Kiefer Consulting Agreement") with him. Under the terms of the Kiefer Consulting Agreement, options to purchase 108,500 shares of the Company's common stock, previously granted to Dr. Kiefer as an employee of the Company, continue to vest and vested options continue to be exercisable. The Company recorded compensation expense of approximately $43,000 for the nine months ended September 30, 1998 related to these options (notes 3 and 6).

       In July 1998, the Company terminated the employment agreement with Dr. L. David Tomei (Dr. Tomei) and entered into a separate Consulting Agreement (the "Tomei Consulting Agreement") with him. Under the terms of the Tomei Consulting Agreement, options to purchase 418,800 shares of the Company's common stock, previously granted to him, continue to vest and vested options continue to be exercisable. In addition, Dr. Tomei was granted options to purchase 300,000 shares of the Company's common stock under the Tomei Consulting Agreement. The Company recorded compensation expense of approximately $66,000 for the nine months ended September 30, 1998 related to these options (notes 3 and 6).

       During the nine months ended September 30, 1998, the Company issued 64,077 shares of the Company's common stock upon exercise of warrants issued at a purchase price of $92,219. As of September 30, 1998, warrants to purchase 1,689,958 shares of stock remain outstanding.

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



                                                                     (CONTINUED)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)



(3)    STOCK OPTION PLANS

        The following summarizes the Stock Option activity:

                                                           Number of Shares
                                          ----------------------------------------------------
                                          1993 Stock        Directors Stock        Other Stock
                                          Option Plan         Option Plan          Option Grants
                                          ----------           ----------           ----------
Balance as of December 31, 1997            1,330,701               60,000              150,000
     Options granted                       2,722,066               25,000              420,000
     Options canceled or expired            (423,231)             (20,000)                  --
     Options exercised                       (68,362)                  --                   --
                                          ----------           ----------           ----------
Balance as of September 30, 1998           3,561,174               65,000              570,000
                                          ==========           ==========           ==========


        In February 1998, the Company appointed G. Kirk Raab to the Board of Directors of the Company and also entered into a three year consulting agreement (the "Raab Consulting Agreement") with him. Under the Raab Consulting Agreement, Mr. Raab received options to purchase 250,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. Options to purchase 50,000 shares of the Company's common stock vested immediately upon signing the Raab Consulting Agreement and the balance vest at a rate of 1/36th per month. The Board of Directors may accelerate the vesting of 100,000 of the stock options upon achievement of certain milestones. In April 1998, G. Kirk Raab was appointed as the Chairman of the Board of Directors of the Company. Pursuant to this change in position, the Company terminated the Raab Consulting Agreement with the Company and entered into a separate Employment Agreement with Mr. Raab. Under the terms of the Employment Agreement, Mr. Raab was granted additional options to purchase 500,000 shares of the Company's common stock and the options to purchase 250,000 shares of the Company's common stock previously granted to him under the Raab Consulting Agreement continue to vest under the new Employment Agreement in accordance with the terms established previously under the Raab Consulting Agreement.

        As of April 20, 1998, options to purchase 61,110 shares of the Company's common stock had vested under the Raab Consulting Agreement. The fair value of these 61,110 vested options, using the Black Scholes pricing model, with an expected dividend yield of 0.0%, expected life of ten years, expected volatility of 95.8% and risk-free interest rate of 5.73%, was estimated at approximately $138,000 and was included in general and administrative expense for the period ending September 30, 1998. In accordance with APB Opinion No. 25 (APB 25), the intrinsic value of the remaining 188,890 unvested options that continue to vest under the Employment Agreement is estimated at $153,000 representing the difference between the exercise price and the fair market value of the Company's common stock on the date of the Employment Agreement. As of September 30, 1998, the Company recognized expense of approximately $22,600 related to these unvested shares. Based on the three year vesting schedule of these options, the Company expects to recognize total expense of approximately $174,000, $54,000, $54,000 and $9,000 in the years ending December 31, 1998, 1999, 2000 and 2001, respectively, related to these options.

        The options to purchase 500,000 shares of the Company's common stock granted to Mr. Raab were



                                                                     (CONTINUED)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

(3)     STOCK OPTION PLANS (CONTINUED)

        granted under the 1993 Stock Option Plan at an exercise price of $3.3125 per share representing the fair market value on the date the options were granted.

        In March 1998, the Board adopted a stock option plan for directors, supplemental to the 1993 Stock Option Plan (the "Supplemental Stock Option Plan for Directors" or the "Supplemental Plan"), and authorized an issuance of up to 300,000 shares of the Common Stock under the Supplemental Plan. The terms of the options granted under the Supplemental Plan are substantially the same as the terms of the options granted under the 1993 Stock Option Plan.

        In March 1998, the Board of Directors approved a resolution to grant each director who is not an employee or substantial stockholder an option to acquire 40,000 shares of the Company's common stock upon joining the board. In connection with this resolution, the Board of Directors granted options to purchase 160,000 shares of the Company's common stock at an exercise price of $2.875 per share, representing the fair market value of the shares on the date the options were granted. On that day the board also approved a resolution to grant every non-employee director an additional option to acquire 10,000 shares of the Company's common stock at the end of each full year of service on the board under the Company's Supplemental Stock Option Plan for Directors.

        In June 1998, the Company's stockholders approved an amendment to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 1,849,850 shares to 3,849,850.

        In June 1998, the Company terminated Dr. Kiefer's employment with the Company, and entered into a separate consulting agreement with him to complete existing projects and other projects as mutually agreed with the Company. Under the terms of the Kiefer Consulting Agreement, options to purchase 108,500 shares of the Company's common stock previously granted to him as an employee of the Company, continue to vest and vested options continue to be exercisable.

        In July 1998, the Company terminated the employment agreement with Dr.
        L. David Tomei and entered into a separate consulting agreement with him to complete existing projects and other projects as mutually agreed with the Company. Under the terms of the Tomei Consulting Agreement, option to purchase 418,800 shares of the Company's common stock previously granted to Dr. Tomei, continue to vest and vested options continue to be exercisable. In addition, Dr. Tomei was granted options to purchase 300,000 shares of the Company's common stock under the Tomei Consulting Agreement. These options were granted under the 1993 Stock Option Plan at an exercise price of $3.3125 representing the fair market value on the date the options were granted.

        As of June, 1998 and July, 1998 options to purchase 16,508 and 282,717 shares had vested during Dr. Kiefer's and Dr. Tomei's employment with the Company, respectively. In accordance with APB Opinion No. 25 (APB
        25), the intrinsic value of these options is estimated at approximately $1,200 and $24,500 for Dr. Kiefer and Dr. Tomei, respectively. The intrinsic value of these options represents the difference between the exercise price and fair market value of the Company's common stock on the dates of the Kiefer Consulting Agreement and Tomei Consulting Agreement, was included in general and administrative expense for the nine month period ending September 30, 1998. The fair value of the remaining 91,992 and 436,083 options that continue to vest under the Kiefer Consulting Agreement and Tomei Consulting Agreement, respectively, including the fair value of the 300,000 options granted to Dr. Tomei under the Tomei Consulting Agreement, is estimated at $170,000 and $739,000, respectively. The fair value was estimated using the Black Scholes pricing model, with an expected dividend yield of 0.0%, expected life of ten years, expected volatility of 103.3% and risk free interest rate of 5.73%. Based on a one year vesting schedule of Dr. Kiefers options under the Kiefer Consulting Agreement, the Company expects to recognize total expense related to these options of $86,000 and $84,000 in the years ending December 31, 1998 and December 31, 1999 respectively. Based on a three year vesting schedule of options under the Tomei Consulting Agreement, the Company expects to recognize total expense related to these options of $103,000, $246,000, $246,000 and $144,000 in the years ending December 31, 1998, 1999, 2000 and 2001, respectively. As of September 30, 1998 the Company recognized compensation expense of $43,000 and $66,000 related to Dr. Kiefer's and Dr. Tomei's options respectively.

(4)     RESTRUCTURING CHARGES

        In June 1998, the Company announced and began implementing a strategic plan to manage cash to provide for operations through approximately the first quarter of 1999. Under the plan, the Company reallocated its resources to the research and development of its lead compounds, suspended most pure research at the Company and eliminated certain positions. In connection with the implementation



                                                                     (CONTINUED)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)



(4)     RESTRUCTURING CHARGES (CONTINUED)

        of the strategic plan, the Company incurred restructuring charges of approximately $145,000, primarily related to employee lay offs, all of which has been paid as of September 30, 1998. These charges are included in general and administrative expenses in the accompanying statement of operations.

(5)     LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS:

        Innovex, Inc.

        In June 1998, the Company terminated its clinical service agreement with Innovex, Inc. As of September 30, 1998, the Company has no commitment under this contract.

        Perkin Elmer License Agreement:

        In July 1998, Perkin-Elmer Corporation notified the Company of the termination of its license agreement with the Company and OAI related to the development of the Company's proprietary Scanning Laser Digital Imaging (SLDI) microscope technology. As a result of this termination the Company will not be receiving any future license payments from Perkin-Elmer relating to SLDI.

        Ohio State University License Agreement

        In August 1998, the Company terminated the license agreement with Ohio State University (License Agreement). As a result of this termination the Company does not owe any future payments to Ohio State University, and gave up the exclusive license rights to patents and technology owned by Ohio State University related to SLDI.

        University of Tennessee

        In August 1998, the Company terminated an exclusive license and research agreement with University of Tennessee and the University of Tennessee Research Corporation related to certain patent applications and technology. As of September 30, 1998, the Company has no outstanding commitments under the contract.

        Introgen Therapeutics, Inc.

        In September 1998, the Company entered into an Evaluation and Exclusive Option Agreement (the "Option Agreement") with Introgen Therapeutics Inc.("Introgen"). This agreement enables Introgen to assess the anti-tumor activity of the BAK gene, and also gives Introgen an option to enter into an exclusive license agreement with the Company related to the BAK gene. In consideration for the Option Agreement, the Company will receive a non-refundable up front payment of $50,000, which was included in Company's revenue for the nine month period ended September 30, 1998. Certain other milestone payments and royalties have been agreed to as the technology progresses through development.

(6)     RELATED PARTY TRANSACTIONS

        During the quarter ended March 31, 1998, in connection with the employment agreement with Dr. Donald H. Picker ("Dr. Picker") the Company's former President and Chief Operating Officer (COO), the Company forgave $25,000 of the outstanding loan in the original principal amount of $175,000. As of September 30, 1998, the principal balance of $150,000 remained outstanding under the loan. Subsequently, the note was repaid by a set off against the amount owed to Dr. Picker under the release letter (note 8).

        In February 1998, the Company terminated its Independent Consulting Agreement with Mark J. Tomei and included the severance of approximately $290,000 due to him upon termination of the agreement in general and administrative expenses. In April 1998, the Company agreed with Mr. Tomei, to settle the severance through payment of cash of $78,500 and by issuance of 90,000 shares of the Company's common stock (Note 2). As of September 30, 1998, the Company has paid cash severance of



                                                                     (CONTINUED)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)



(6)     RELATED PARTY TRANSACTIONS (CONTINUED)

        approximately $56,600 and the remaining $21,900 is included in accrued payroll related expenses. The shares of common stock were issued in July 1998 (note 2).

        In April 1998, G. Kirk Raab was appointed as the Company's Chairman and Interim Chief Executive Officer. Pursuant to this change in position, the Company terminated the Raab Consulting Agreement and entered into an Employment Agreement with him. Under the Employment Agreement, Mr. Raab will receive a base compensation of $180,000, options to purchase 500,000 shares of the Company's common stock and the options to purchase 250,000 shares of the Company's Common Stock previously granted to him under the Raab Consulting Agreement will continue to vest under the Employment Agreement (note 3).

        In June 1998, in connection with the implementation of the strategic plan, the Company laid off Dr. Kiefer, the Company's Vice President of Molecular Biology, and entered into the Kiefer Consulting Agreement to complete existing projects and other projects to be mutually agreed upon with the Company over a twelve month period. The agreement provides for $72,000 in cash compensation to be paid over the next six months and that options to purchase 108,500 shares of the Company's common stock granted to him as an employee of the Company will fully vest over the next twelve months (notes 2 and 3).

        In July 1998, the Company terminated its employment agreement with Dr.
        L. David Tomei and entered into the Tomei Consulting Agreement to complete existing projects and other projects as mutually agreed with the Company over a three year period. Under the terms of the Consulting Agreement, Dr. Tomei will receive cash compensation of $20,000 per month over the three year term of the Consulting Agreement and option to purchase 418,800 shares of the Company's common stock granted to him as an employee of the Company will continue to vest during the term of the Consulting Agreement. In addition, Dr. Tomei was granted options to purchase 300,000 shares of the Company's common stock under the Consulting Agreement (notes 2 and 3).

        In August 1998, the Company entered into an employment agreement with its new President and Chief Executive Officer (CEO) which provides for an annual salary of $250,000. Under the agreement, the CEO was granted options to purchase 1,000,000 shares of the Company's common stock under the provisions of the Company's 1993 Stock Option Plan. This agreement also provides for reimbursement of certain relocation costs and a loan of $150,000, which may be forgiven over a three year period, subject to certain conditions. The loan bears interest at the amount necessary to avoid imputation of interest by the Internal Revenue Service. Any remaining balance of the loan will become due and payable if the CEO resigns or is terminated. If the Company terminates the CEO without cause, he will be entitled to receive severance equal to one year's salary. As of September 30, 1998, the Company has advanced $150,000 under this agreement, all of which is outstanding at September 30, 1998 and is included in notes receivable from related parties at September 30, 1998.

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

        All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out of the Company's Initial Public Offering and subsequent trading of those shares. The suits allege violations of Sections 11 and 12 of



                                                                     (CONTINUED)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)



(7)     LITIGATION (CONTINUED)

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

        None of the complaints in Katz, Degulis or In re Blech state a claim for a specific amount of monetary damages. The complaint in In re Blech seeks damages and interest as provided by law, costs and expenses of litigation, attorneys fees, expert fees, other costs and disbursements, and such other relief as may be just and proper. The complaint in Katz seeks rescission, an award of compensatory damages, fees, costs and expenses including expert fees, and such other relief as the court deems proper. The complaint in Degulis seeks compensatory damages including recessionary damages, interest, punitive damages, counsel fees and other costs of suit, a constructive trust over the proceeds of the offering, and such other and further relief as the Court deems just and proper. The Company has agreed to indemnify and/or advance defense costs to each of the former officers and directors who are named as defendants in the litigation. A demand by the independent underwriter for contractual indemnity has been denied. Such denial is subject to contest by the underwriter. The Company and the underwriter have entered into a tolling agreement whereby the Company agreed that the running of any statute of limitations applicable to claims of the underwriter against the Company would be tolled until the earlier of June 30, 1999 or the termination of the tolling agreement.

        The Company maintains officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers
        (i) the Company for amounts spent indemnifying directors and officers or
        (ii) directors and officers directly if the Company fails to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. The Company and its insurance carriers are currently involved in disputes relating to the retention's and exclusions under the policies. Whether or to what extent insurance covers any settlement or judgment in the above litigation will depend on the outcome of the disputes. The Company's primary level of directors and officers liability insurance carrier has tentatively agreed to provide coverage. On November 4, 1997, the Company's first level excess insurer denied coverage based on the related party transactions exclusion in its policy. The Company reserves the right to contest this denial of coverage. The Company's second level excess insurers has reserved its rights to deny coverage based on the same issue. As a result, the Company cannot predict, at this time, the amount of insurance reimbursement that will be obtained. During the nine months ended September 30, 1998 and 1997, the Company incurred expenses of approximately $41,000 and $73,200, respectively, relating to this litigation. To date, the Company has received no reimbursements for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own costs and any judgment or settlement payable by the Company could have a material adverse effect on the Company's cash flows, results of operations and financial condition.

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



                                                                     (CONTINUED)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)



(8)     SUBSEQUENT EVENTS

        Executive Officer Agreement

        In October 1998, Dr. Donald H. Picker resigned as the Company's Chief Operating Officer. Upon resignation, the Company and Dr. Picker signed a release letter (the "release letter") under which Dr. Picker agreed to certain covenants and promises. As consideration for signing the contract, the Company paid Dr. Picker $225,000 and forgave $25,000 of the outstanding loan balance. Dr. Picker, repaid the remaining loan balance of $125,000 through a set off against the amount owed to him under the release letter.

        Option Re-pricing

        In October 1998, the Company adopted a stock option re-pricing program pursuant to which the Company offered to re-price any or all outstanding options to purchase Common Stock of the Company to $1.25 per share and to restart the vesting schedule for all options so re-priced. The Company will recognize compensation expenses, if any, equal to the difference between the new exercise price of $1.25 per share and fair market value of the Company's common stock on the date the optionee accepted the re-priced options.

        Agreement with Boehringer Mannheim

        In October, 1998, Boehringer Mannheim ("Boehringer") notified the Company that Boehringer has reassessed its research program resulting from its acquisition by Hoffman La Roche, and is terminating the collaboration with the Company under its Letter of Intent related to the research and development of Maspin. The Company and Boehringer are currently negotiating the terms of the final settlement under the Letter of Intent.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        FORWARD LOOKING STATEMENTS

        Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations including the discussion of Factors Affecting Future Results contains forward looking statements regarding, among other things, product development plans, product efficacy, safety and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources, the ability of the Company to raise additional funding and Year 2000 compliance. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein, the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997, the Company's Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, the Company's registration statement on Form S-3, declared effective by the Securities and Exchange Commission on May 6, 1998.

        PLAN OF OPERATIONS

        In 1998, the Company implemented a strategic plan to reallocate resources to the clinical development and commercialization of CP-Cardiosol(TM), HK-Cardiosol(TM), Elirex(TM), and SARP's from other research programs including Maspin, Bak, and Fas((DELTA))TM and Urine DNA Analysis. The plan also entailed a significant reduction in personnel.

        In March 1998, the Company filed an IND with the FDA to begin clinical studies of CP-Cardiosol(TM) for use in cardioplegia. In April of 1998, the Company received a request from the FDA for additional preclinical and non-clinical studies. The Company is currently conducting the preclinical studies in response to the FDA's request. The Company plans to complete all requested studies and file an amended IND by early next year. The current strategy for further development of CP-Cardiosol(TM) and HK-Cardiosol(TM) is expected to require obtaining a corporate partner. However, there can be no assurance that the Company will be able to secure a corporate partner or that the clinical trials of CP-Cardiosol(TM) and HK-Cardiosol will commence. See "Factors Affecting Future Results", below.

        The Company is currently focusing on the development of Elirex(TM) and is conducting preclinical studies of Elirex(TM) in animals for ischemic heart attack and stroke application. The Company has received final results of animal studies performed at Cleveland Clinic which showed that the Elirex(TM) treated group had a 53% reduction in extent of myocardial infarction when compared to controls. Experimental evidence obtained in these studies also showed significant reduction of inflammation and protection of heart function. Based on the results to date of the preclinical studies for Elirex(TM), the Company is currently evaluating its development strategy for Elirex(TM) and considering a plan to seek a collaborative partnership after completing a Phase II clinical trial. There can be no assurance that the Company will be able to secure a collaborative partnership or commence clinical trials of Elirex(TM).

        In July 1998, Perkin-Elmer Corporation terminated the license agreement with the Company related to the development of the Company's proprietary SLDI technology. The Company subsequently evaluated its plan for further development of SLDI technology and due to current resource constraints, determined not to proceed with the project. As a result, the Company terminated its License Agreement with Ohio State University and gave up the license rights to patents and technology owned by Ohio State University related to SLDI.

        The Company has completed the preclinical studies to assess the efficacy and toxicity of Maspin under its contract with Boehringer Mannheim. In October 1998, Boehringer Mannheim notified the Company that Boehringer has reassessed its research program resulting from its acquisition by Hoffman LaRoche and does not intend to proceed with further research and development of Maspin. The Company has also assessed that it will not proceed with Maspin project at this time.



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       PLAN OF OPERATIONS (CONTINUED)

       The Company is currently conducting limited research on SARP's. To further expand any of the basic research programs, including SARP's, Bak, Fas((DELTA))TM, and Urine DNA Analysis, the Company will pursue business development opportunities such as licensing and collaborative research agreements. In September 1998, the Company entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics, Inc., related to the Bak gene. Although the Company plans to seek additional corporate partners for its research and development activities, its first priority is establishing corporate partnerships for CP-Cardiosol(TM), and HK-Cardiosol(TM) (collectively the "Cardiosol Products" or "Cardiosol(TM)"). There can be no assurance that the Company will be able to secure any new corporate partner relationships.

       The Company has completed its assessment of the impact of what is commonly called the "year 2000" problem, and the Company believes that any of the systems which are mission-critical to the Company's business operations will be able to recognize a date using "00" as the year 2000. The Company has tested and is currently in the process of upgrading, where necessary, its laboratory instruments to address the year 2000 issue. The Company intends to complete upgrading all of its current laboratory instruments by mid-1999. The Company has made inquiries with the providers of certain outside services upon which the Company relies such as payroll, banking services and research organization to determine their year 2000 readiness. While the Company believes that the providers of these services will be ready for year 2000, failure of such third party providers to comply, could be disruptive to the Company's business operations if such systems were unavailable for an extended period of time. However, the Company believes that its business operations would not be materially adversely affected by disruption in such services. The Company continuously evaluates its vendors to year 2000 compliance. The Company believes that if its systems are not year 2000 compliant, its technical personnel would be able to address and resolve such failure prior to occurrence of any material adverse effect on the Company's business operations, and that the Company's key processes could be manually performed for a sufficient period time.

       To date the Company has not incurred substantial costs to address the year 2000 issue. The Company estimates that the additional costs, if any, that may arise from actions take by the Company to address year 2000 problems would not be material. Despite the Company's efforts to address the year 2000 impact on its systems and business operations, in the event that the year 2000 problems proves more disruptive than the Company reasonably expects and the Company's plans prove inadequate, the year 2000 problem may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operation.

       In June 1998, in connection with the implementation of the strategic plan, the Company reduced its workforce and recorded a restructuring charge of approximately $145,000, consisting primarily of costs related to employee lay offs. As of September 30, 1998, the Company employed 31 employees including 29 full-time employees. Over the next 12 months, based on the existing resources and current management plan, the Company does not expect a significant increase in its number of employees. In July 1998, the Company entered into a three year consulting agreement with Dr. L. David Tomei. In August 1998, the Company hired Paul J. Hastings as its President and Chief Executive Officer. In October 1998, Dr. Donald H. Picker resigned as the Company's Chief Operating Officer.

       The Company made capital additions during the nine months ended September 30, 1998 of approximately $124,000. The Company has prioritized the use of its existing resources and, under the current management plan, does not expect to incur a significant amount of capital expenditures over the next twelve months.

       RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       The Company had revenues of approximately $50,000 for the three and nine months ended September 30, 1998 as compared to revenues of approximately $751,000 and $859,000 for the three and nine months ended September 30, 1997. The Company's revenues for the three and nine months ended September 30, 1998 consisted of revenue to be received relating to the Introgen Option Agreement. The decrease in revenues from 1997 to 1998 was primarily due to a decrease of $700,000 in license fee revenue from Perkin-Elmer, a decrease in grant revenues from the National Institute of Health and a decrease in other funded research. The Company does not have any commercially available products, and does not anticipate generating any significant product revenues for at least the next several years

       The Company incurred research and development expenses of approximately $1,285,000 and $5,040,000 for the three and nine months ended September 30, 1998, respectively, compared to approximately $2,021,000 and $5,000,000 for the three and nine months ended September 30, 1997, respectively. These expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. The decrease in the cost for the three months ended September 30, 1998 as compared to the same period in the prior year was due to decreases in salary and benefit costs, a decrease in purchases of supplies, and a decrease in license and collaborative fees. The decrease in the above costs was due to a reduction in personnel and refocus of resources to fewer projects resulting from the restructuring in June 1998. In addition, clinical trial costs decreased primarily due to the completion of Lexirin clinical trials in 1997. The decrease in the above costs was offset by an increase in preclinical costs for Elirex(TM) and CP-Cardiosol(TM), an increase in contract manufacturing costs for Cardiosol(TM), and an increase in depreciation expenses. The research and development expenses for the nine months ended September 30, 1998 were consistent with the research and development expenses for nine months ended September 30, 1997 primarily because the decrease in the costs in the third quarter of 1998, related to restructuring, was



                                                                     (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONTINUED)

       offset by an increase in preclinical costs for Elirex and CP-Cardiosol, and an increase in the contract manufacturing costs for Cardiosol(TM) in the first two quarter of 1998.

       Although the Company expects research and development expenses to continue to increase substantially over the next several years, as the Company undertakes clinical studies for Elirex(TM), such increases remain contingent upon the Company's ability to obtain additional and adequate amounts of capital resources. Unless and until such funds are received, research and development activities will be limited by the Company's available resources. See "Liquidity and Capital Resources" below.

       The Company's general and administrative expenses were approximately $808,000 and $3,060,000, for the three and nine months ended September 30, 1998, respectively, compared to approximately $945,000 and $2,450,000 for the three and nine months ended September 30, 1997, respectively. The decrease in general and administrative expenses for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 was primarily due to a decrease in investor relations costs and consulting fees related to marketing survey and road-show presentations. The increase in the general and administrative expenses for nine months ended September 30, 1998 as compared to the same period in the prior year was primarily due to the accrued severance obligation resulting from the termination of Mark Tomei's independent consulting agreement, accrued expenses relating to the employment and consulting agreement with Mr. Raab, increased recruitment and relocation costs as a result of the appointment of new President and Chief Executive Officer, increased legal costs and restructuring charges. The increase in general and administrative expenses was offset by decreased investor relations costs. Legal expenses are expected to increase as a result of the securities lawsuits currently pending against the Company and certain of its past and present officers and directors.

       Interest income was approximately $88,000 and $354,000, for the three and nine months ended September 30, 1998, respectively, compared to approximately $88,000 and $327,000 for the three and nine months ended September 30, 1997, respectively. The slight increase in interest income for the nine month period was primarily due to interest earned on a larger investment balance. Interest expense was approximately $19,000 and $61,000 for the three and nine months ended September 30, 1998, respectively, compared to interest expense of $21,000 for three and nine months ended September 30, 1997. The increase in interest expense was primarily due to the equipment loan of $700,000 obtained during 1997.

       The Company incurred net losses of approximately $1,974,000 and $7,759,000, for the three and nine months ended September 30, 1998, respectively, compared to approximately $2,149,000 and $6,287,000 for the three and nine months ended September 30, 1997, respectively. As of September 30, 1998, the Company had an accumulated deficit of approximately $40,545,000. The Company expects to continue to incur substantial losses over the next several years as it continues to undertake preclinical and clinical studies.

       LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended September 30, 1998, the Company raised approximately $1.4 million in net proceeds through the sale of 800,552 shares of the Company's Common Stock at a price of $1.75 per share in private placements. In addition, the Company received approximately $193,000 in proceeds through the exercise of stock options and warrants.

       As of September 30, 1998, the Company's remaining sources of capital consisted of approximately $5.1 million in cash and cash equivalents and interest from investments.

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

       During the nine months ended September 30, 1998, and 1997, the Company incurred expenses of approximately $41,000 and $73,200, respectively, relating to this litigation. To date the Company has received no reimbursement for these expenses. The failure of the Company to obtain reimbursement for the amounts spent defending the indemnified defendants, along with the Company's own defense costs and any judgment or settlement payable by the Company, could have a material adverse effect on the Company's cash flows, results of operations and financial condition.

       The Company does not have any committed sources of future equity or debt funding. The Company has a new strategic plan and as a result it is expected that the Company's existing resources will provide for operations through the first quarter of 1999. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company depleting its capital resources before that time. Accordingly, the Company will need to raise substantial additional capital to fund its operations. Although the Company is currently seeking to obtain the additional funding necessary to fund the Company's operations beyond the first quarter of 1999, there can be no assurance that additional funding will be available on favorable terms, if at all. Failure to raise additional funds in the relatively near future will have a material adverse effect on the Company.

       The Company's independent auditors have issued their report on the Company's 1997 Consolidated Financial Statements which states in part that the Company has suffered recurring losses which raise substantial doubt about the ability of the Company to continue as a going concern.

       FACTORS AFFECTING FUTURE RESULTS

       FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

       We will require substantial additional funds to continue our research and development programs and preclinical and clinical testing of our potential pharmaceutical products. We will also require substantial additional funds to conduct marketing of any pharmaceutical products that may be developed. Our capital requirements depend on numerous factors, including the following:

       o  the progress of research and development programs;

       o  the progress of preclinical and clinical testing;

       o  the time and costs involved in obtaining regulatory approvals;

       o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

       o  the cost of obtaining technological rights;

       o  competing technological and market developments;

       o  changes in our existing research relationships;

       o  our ability to establish collaborative arrangements;

       o  the development of commercialization activities and arrangements;

       o  the purchase of additional capital equipment; and

       o legal expenses incurred in connection with defending certain lawsuits that have been brought against us and certain of our past and present directors and officers.

       Based upon our current plans, we believe we have sufficient funds to meet our operating expenses and capital requirements through the first quarter of 1999. The factors identified above may result in the expenditure of all available funds before then.

       We intend to seek additional funding through public or private financings or collaborative or other arrangements with corporate partners. Additional financing may not be available from any of these sources, or may not be available on favorable or acceptable terms.

       Additional financings may result in substantial dilution to our security holders. If we obtain funds by entering into arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or potential products that we would not otherwise relinquish. If adequate funds are not available, we may be required to delay, scale back or eliminate the development of our potential products to an even greater extent than we have done to date.

       Our failure to obtain needed funds would have a material adverse effect on our operations.

       Our independent auditors have issued their report on our 1997 Consolidated Financial Statements. Their report states in part that we have suffered recurring losses which raise substantial doubt about our ability to continue as a going concern.

       EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

       We are at an early stage of development. All of our potential pharmaceutical and medical device products are currently in research and development. No revenues from the sale of potential products have ever been generated. Substantially all of our resources have been, and for the foreseeable future will continue to be, dedicated to our research programs and the development of potential pharmaceutical and medical device products resulting from the research programs. We may not be able to develop a commercial product from these projects.

       All of our drug and medical device candidates are in preclinical development, except for HK-Cardiosol(TM), which received approval to enter the clinic and CP-Cardiosol(TM) which was placed on clinical hold pending the outcome of additional preclinical studies.

       We believe that the results attained to date in our preclinical studies generally support further research and development of our potential products. Results attained in preclinical studies, however, are not necessarily indicative of results that will be obtained in human clinical testing. Additionally, we have not previously met our forecasted schedule for introducing products into clinical trials.

       Assessments of market opportunities and priorities for allocating available resources may affect development of our potential products.

       The potential products we are developing will require significant additional research and development and preclinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. Our potential pharmaceutical products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the following:

       o  our novel approach to diagnosis and therapy may not be successful;

       o any or all of our potential pharmaceutical products may be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

       o the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

       o proprietary rights of third parties could preclude us from marketing products; or

       o  third parties could market superior or equivalent products.

       As a result of the above risks:

       o our research and development activities may not be successfully completed;

       o clinical trials may not be allowed by the FDA or other regulatory authorities;

       o  clinical trials may not commence as planned;

       o required U.S. or foreign regulatory approvals may not be obtained on a timely basis, if at all; and

       o products for which approval is obtained may not result in any commercially viable products.

       RELIANCE ON NOVEL SCIENTIFIC APPROACH

       Our product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation, which is a process of regulating genetically programmed cell death. This process has not been widely studied. There is, therefore, substantial risk that this approach will not be successful.

       Moreover, we are applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies. Many of these other companies are much larger and better funded than the Company.

       Biotechnology in general and apoptosis modulation in particular are relatively new fields in which there is a potential for extensive technological innovation in relatively short periods of time. Our competitors may succeed in developing technologies or products that are more effective than ours. Rapid technological change or developments by others may result in our technology or proposed products becoming obsolete or noncompetitive.


       HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

       We have incurred significant operating losses since our inception in 1992. At September 30, 1998, we had an accumulated deficit of approximately $40.5 million. Our research, development, testing and regulatory compliance activities and our projected general and administrative expenses are expected to result in significant operating losses for at least the next several years.

       Revenues, if any, that we may receive in the next few years will be limited to payments from the following sources:

       o our agreement with Introgen related to the Bak gene, provided Introgen exercises its option to enter into a license agreement with us;

       o payments under research or product development relationships that we may establish in the future;

       o  payments under license agreements that we may establish in the future;

       o  sales of products that we may develop in the future; and

       o  interest payments.

       We may not receive the above payments because we may not be able to (i) establish any additional collaborative relationships, (ii) enter into any license agreements, or (iii) develop or acquire any products in the future.

       Our ability to achieve profitability also depends upon:

       o  our ability to successfully compete either alone or with others;

       o  development of our potential products;

       o clinical trial results regulatory approvals; and our ability to manufacture and market our products or to enter into license agreements on acceptable terms.

       Because of the above, we may never achieve significant revenue or profitable operations.

       DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

       We are highly dependent on the principal members of our management and scientific staff, including; G. Kirk Raab, Chairman of the Board of Directors; Paul J. Hastings, President and Chief Executive Officer; and Samuil R. Umansky, Ph.D., Chief Scientific Officer and Vice President, Molecular Pharmacology. The departure of any of these persons or other members of our staff could have a material adverse effect on operations.

       We recently entered into employment agreements with Paul J. Hastings and Mr. Raab. We also recently entered into a consulting agreements with L. David Tomei. Any of these people, however, may terminate his relationship with the Company at any time. Dr. Donald H. Picker, the Company's Chief Operating Officer, recently resigned from the Company. The laws of the State of California generally restrict or prohibit post-employment noncompetition covenants and, therefore, none of the Company's employees is subject to any restriction on competition in the future. Our employees therefore may not remain with the Company. In the future, these employees may organize competitive businesses or accept employment with companies competitive with us.

       We are dependent on collaborators at research institutions and our advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to our success. There is intense competition for such qualified personnel, and we may not be able to continue to attract and retain the personnel necessary for the development of our business.

       Our planned activities will require additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Such activities will require additional expertise by existing management personnel or the hiring of additional personnel. If we are unable to hire new qualified personnel or otherwise develop such expertise, our operations could be adversely affected.

       DEPENDENCE ON OTHERS; COLLABORATIONS

       Our strategy for the research, development and commercialization of our potential pharmaceutical products requires that we enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to those already established. Our success may therefore be dependent upon the subsequent success of outside parties in performing their responsibilities.

       For example, we entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics Inc., enabling Introgen to assess the anti-tumor activity of the Bak gene. The agreement also grants Introgen an option to enter into an exclusive license agreement with us related to the Bak gene. Introgen may not, however, enter into a license agreement with us.

       We may not be able to establish additional collaborative arrangements or license agreements we consider necessary or acceptable. Additionally, we may not be able to develop and commercialize our potential products, and our collaborative arrangements or license agreements may not be successful.

       Certain of our future collaborative arrangements may place responsibility for preclinical testing and human clinical trials and for preparing and submitting applications for regulatory approval for potential products on our collaborative partner. Our business may be adversely affected if a collaborative partner fails to develop or commercialize successfully any potential product to which it has rights. Our collaborators may pursue alternative technologies or develop products either on their own or in collaboration with others.

       RISKS ASSOCIATED WITH LICENSES

       We have historically licensed technologies developed by various research institutes and universities. Pursuant to the terms of these agreements, we may be obligated to make royalty payments on the sales, if any, of licensed products or milestone payments. In some instances, we are responsible for the cost of filing and prosecuting patent applications. Our license agreements may also require that we exercise diligence in bringing potential products to market. In the event that we are unable to meet our obligations under the license agreements, we could lose our rights to our technologies.

       LIMITED MARKETING, SALES, CLINICAL TESTING OR REGULATORY COMPLIANCE ACTIVITIES

       We have restricted hiring to scientists and a small administrative staff and have made only a small investment in clinical testing or regulatory compliance resources. If we successfully develop any commercially marketable pharmaceutical products, we may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability. Alternatively, we may choose to pursue the commercialization of products on our own. We may not, however, be able to enter into such marketing arrangements on acceptable terms, or at all.

       We will also need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if we develop pharmaceutical products with commercial potential that we decide to commercialize without the help of others. We may not, however, be able to hire these people.

       MANUFACTURING LIMITATIONS

       We currently do not have the capability to manufacture products under the current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. We need such capability in order to independently manufacture, package, label and distribute our potential pharmaceutical or other products. Alternatively, we may seek arrangements with contract manufacturers or contract packagers to:

       o supply sufficient quantities of such products to conduct clinical trials, and

       o manufacture, packaging, labeling and distribution of finished pharmaceutical products.

       If we are unable to manufacture or contract for a sufficient supply of potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed. A delay in the testing schedule would result in the delay of submission of products for regulatory approval and initiation of new development programs. This may have a material adverse effect on our business.

       Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other products could delay the market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to GMP required by the FDA.

       We have entered into a manufacturing agreement with Chesapeake Biological Laboratories, Inc. ("CBL") to manufacture HK-Cardiosol(TM) and CP-Cardiosol(TM) for clinical trials. CBL may not be able to manufacture sufficient quantities of HK-Cardiosol(TM) and CP-Cardiosol(TM).

       California manufacturing companies are required to obtain a license from the State of California to distribute any investigational products. This license will be issued to us only if we are in compliance with the GMP regulations, as determined by an inspection conducted by the State of California. If we are unable to manufacture our potential products independently or obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

       We have no experience in the manufacture of pharmaceutical products or medical devices in clinical quantities or for commercial purposes. If we decide to manufacture products ourselves, we would:

       o  be subject too the regulatory requirements described above;

       o be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

       o  require substantial additional capital.

       Because of these risks, we may not be able to manufacture any products successfully or in a cost effective manner.


       Year 2000 Issue

       We have reviewed all mission-critical systems that we currently use to determine if they will work correctly on January 1, 2000. We have also considered the extent to which the failure of third parties systems to work on that date would adversely affect us. We have taken steps to address the year 2000 impact on our operations, nonetheless if the year 2000 problem is more disruptive than is reasonably expected and our plans prove inadequate, our business may be materially disrupted.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information in Note 7 to the Condensed Consolidated Financial Statements included in Part I of this document is incorporated herein by reference.

ITEM 5.    OTHER INFORMATION

          In July 1998, the Company terminated an Employment Agreement with Dr.
          L. David Tomei and entered into a Consulting Agreement with him.

          In August 1998, the Company announced the appointment of Paul Hastings to the position of the President and Chief Executive Officer and to the Board of Directors of the Company.

          In October 1998, the Company announced the resignation of Donald H. Picker, Ph.D., from the position of the Company's Chief Operating Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits The following exhibits are attached hereto:

          Exhibit
          Number    Title
          ------    -----

          3.1       Certificate of Amendment of Restated Certificate of
                    Incorporation.

          10.49 Consulting Agreement dated July 29, 1998 between the Company and Dr. L. David Tomei.

          10.50 Employment Agreement dated August 13, 1998 between the Company and Paul J. Hastings.

          10.51 Release Letter Agreement dated October 7, 1998 between the Company and Dr. Donald H. Picker.

          11.01     Computation of Net Loss Per Share

          27.01     Financial Data Schedule

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the period for which this report is filed.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: November 16, 1998              LXR BIOTECHNOLOGY INC.


                                              By: /s/Shelli J. Geer
                                                 ------------------------------
                                                 Shelli J. Geer
                                                 Chief Financial Officer and
                                                 Secretary (Principal Accounting
                                                 and Financial Officer)


                                              By: /s/Paul J. Hastings
                                                 ------------------------------
                                                 Paul J. Hastings
                                                 President and Chief Executive
                                                 Officer

                                  EXHIBIT INDEX


Exhibit
Number    Title
------    -----
 3.1      Certificate of Amendment of Restated Certificate of
          Incorporation.

10.49     Consulting Agreement dated July 29, 1998 between the Company and Dr.
          L. David Tomei.

10.50     Employment Agreement dated August 13, 1998 between the Company and
          Paul J. Hastings.

10.51     Release Letter Agreement dated October 7, 1998 between the Company and
          Dr. Donald H. Picker.

11.01     Computation of Net Loss Per Share

27.01     Financial Data Schedule

-----------------------