Form 10-K
period 1998-12-31
LXR BIOTECHNOLOGY INC
filed 1999-03-30
CIK 899504

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to _____________

                           COMMISSION FILE NO 1-12968

                             LXR BIOTECHNOLOGY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     68-0282856
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

         1401 MARINA WAY SOUTH                             94804
         RICHMOND, CALIFORNIA                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 412-9100

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

                                      None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of February 24, 1999, there were outstanding 28,510,323 shares of the Registrant's common stock, par value $0.0001 per share. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the American Stock Exchange on February 24, 1999) was approximately $18,180,276. This excludes 10,330,047 shares of common stock held by directors, officers and stockholders whose ownership exceeded five percent of the shares outstanding at February 24, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 10, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

                             LXR BIOTECHNOLOGY INC.

                           Annual Report on Form 10-K
                   For the fiscal year ended December 31, 1998

                                TABLE OF CONTENTS



                                             PART I
Item 1        Description of Business.....................................................    3
Item 2        Description of Properties...................................................   17
Item 3        Legal Proceedings...........................................................   17
Item 4        Submission of Matters to a Vote of Security Holders.........................   18

                                            PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters...   19
Item 6        Selected Financial Data.....................................................   20
Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................   20
Item 7A       Quantitative and Qualitative Disclosures About Market Risk..................   28
Item 8        Financial Statements........................................................   29
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..................................................................   29

                                            PART III

Item 10       Directors and Executive Officers............................................   29
Item 11       Executive Compensation......................................................   30
Item 12       Security Ownership of Certain Beneficial Owners and Management..............   30
Item 13       Certain Relationships and Related Transactions..............................   30
Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   31

Financial Statements....................................................................    F-1

        Except for historical information, this Annual Report contains forward-looking statements. These forward-looking statements may be affected by certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any of these forward-looking statements. These risks and uncertainties are difficult to predict and many are beyond our control, including without limitation, developing new technologies, product development plans, market projections, our early stage of development, product efficacy and safety, corporate partnering, timing of filings with the United States Food and Drug Administration ("FDA"), progress of clinical trials, FDA approval of clinical trials, sufficiency of cash resources and overall resource allocation and ability to raise additional funding. We expect our existing capital resources to be sufficient to fund our operations until the middle of the third quarter of 1999. Therefore, the inability to obtain additional financial resources could lead to suspension of our operation and the inability to further develop our technology. Words such as "believe," "expects," "likely," "predict," "could," "might," "may" "potentially," and "plans" are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These risks and uncertainties are discussed in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II below and elsewhere in this Annual Report and in other periodic reports and registration statements filed with the Securities and Exchange Commission ("SEC").

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

        LXR Biotechnology Inc. (a development stage company) was incorporated in Delaware in April 1992. When referring to the "Company," "LXR," "we," "us," or "our" throughout this Annual Report, we mean LXR Biotechnology Inc. and its wholly-owned subsidiary, Optical Analytic, Inc. ("OAI"), which we acquired in December 1993. Our principal executive offices are located at 1401 Marina Way South, Richmond, California 94804. Our telephone number is (510) 412-9100 and our facsimile number is (510) 412-9109.

        LXR is a biopharmaceutical company engaged in the research and development of therapeutics to treat diseases caused by or associated with apoptosis. Apoptosis is a form of programmed cell death that occurs as part of the natural development and maintenance of healthy tissues and organs. The field of apoptosis is relatively new and received little attention before 1993. Since that time, apoptosis has received growing attention and acceptance in the fields of basic biological sciences, medicine and biotechnology. We believe several of our principal scientists have been in the forefront of the discovery, understanding and acceptance of apoptosis as a biological phenomenon. We also believe our scientists have had a significant role in developing new and promising therapeutics for controlling apoptosis.

        In 1998, we implemented a strategic plan to direct our resources primarily toward developing Elirex(TM) and finding a corporate partner for the further development and commercialization of CP-Cardiosol(TM) and HK-Cardiosol(TM). We are also allocating limited resources for the further development of SARPs and Lexirin(TM), while focusing less on Bak, Fas((DELTA))(TM) and Urine DNA Analysis. In addition, we decided in 1998, not to continue with the Scanning Laser Digital Imaging Technology ("SLDI") and have recently decided to discontinue the Maspin project as well.

        Although we plan to seek corporate partners for all our ongoing research projects at some point, one of our immediate priorities is to find a corporate partner for CP-Cardiosol(TM) and HK-Cardiosol(TM). In late 1997, we received notice from the Food and Drug Administration ("FDA") that our Investigational Device Exemption application ("IDE") for HK-Cardiosol(TM) as a heart preservation solution was approved. In March 1998, we filed an Investigational New Drug application ("IND") with the FDA to begin clinical studies of CP-Cardiosol(TM) for use in cardioplegia (heart bypass surgery), and in April 1998 we received a request from the FDA for additional preclinical studies. We plan to complete and analyze all requested studies within the second quarter of 1999, after which time we plan to file an amended IND.

        Based on encouraging preliminary animal data, we have decided to focus our resources primarily on Elirex(TM), which is a compound that potentially reduces heart tissue damagE following a heart attack. Our current plan is to conduct additional animal studies to test this compound. Depending on the outcome of these studies, we will consider a further strategy for developing Elirex(TM) that may include seeking a corporate partner or waitinG until we have results from early phase clinical trials.

        We currently are conducting limited research on SARPs (Secreted Apoptosis Regulatory Proteins), primarily through research conducted by outside scientists. Although we are not funding many of these research projects, we have rights to the results. We believe these proteins have potential applications for a variety of diseases, including cancer, diabetes, stroke and heart attack.

        We also are actively seeking a collaborative partner in the medical foods industry for the use of Lexirin(TM) as an anti-apoptotic ingredient to protect against gastrointestinaL disorders. Several medical foods and nutriceutical companies have expressed an interest in Lexirin(TM) and discussions are ongoing with these companies.

SCIENTIFIC BACKGROUND

APOPTOSIS

        There are two known forms of cell death: necrosis and apoptosis. Necrosis is the traumatic destruction of cells caused by catastrophic damage and disruption of cell membranes. The necrosis process releases degradative products, active enzymes and intact DNA (which is then broken into random fragments) directly into the surrounding tissue, causing severe inflammation and extensive damage in those tissues.

        In contrast, apoptosis under normal conditions is an orderly and predictable deconstruction of cells. During apoptosis, the cells shrink within their membranes while still in place in the tissue, and their DNA is broken up into packets called nucleosomes for safe removal by other cells in the body, such as white blood cells. This process is under close genetic control and is a normal physiological process.

        The scientific community only recently recognized the clinical importance of apoptosis. Apoptosis is now understood to be the principal form of cell death in healthy individuals and is recognized as being critical to the normal functioning of the immune system as well as other processes, such as the production of new red blood cells. It occurs throughout the various stages of embryonic development in the early formation of organs, substitution of one tissue by another, and resorption of temporary tissues such as the webbing between embryonic fingers. Genetic control of cell division, differentiation and death dictates the ultimate shape of the body. As part of this process, apoptosis regulates the size of cell populations and replaces older, presumably defective cells, with healthy new cells.

        Under normal conditions, cells undergo apoptosis in response to signals sent by other cells indicating a need for cell replacement or from internal cell signals indicating that the cell would be damaging to the organism. Certain diseases are caused when the wrong signal is sent. These wrong signals may cause either sudden, inappropriate cell death resulting in severe tissue damage or delayed cell death resulting in overpopulation of certain cell types or the continued existence of damaged or defective cells. Examples of disease conditions associated with inappropriate cell death are heart tissue damage following a heart attack and, brain damage associated with stroke. The growth of cancer cells is an example of a disease associated with reduced apoptosis.

        Because apoptosis can be temporarily controlled using drugs specifically designed to stimulate or suppress the process, we believe it is possible to treat diseases with biopharmaceutical therapies that similarly suppress or stimulate apoptosis. The use of these biopharmaceutical therapies may lead to reduced tissue damage and improved recovery from a number of these diseases.

Global Ischemia

        Global ischemia is caused by a lack of oxygen, glucose and other nutrients normally provided by fresh blood flow. For example, in organ transplantation, an organ such as a heart or liver is suddenly deprived of fresh blood flow when removed from the donor and becomes ischemic. Transplantation procedures are especially difficult because the heart or liver cannot survive severe global ischemia for more than about four to six hours. Transplantation failure is generally believed to be caused by inappropriate apoptosis in the organ - a failure that may be preventable by anti-apoptotic agents.

        We believe the current organ preservation solutions used to keep the donor organ healthy before transplantation can be significantly improved, especially for hearts, where donor organs must usually be transplanted within four hours of organ harvest. Our lead candidate for organ preservation is HK-Cardiosol(TM).

        Global ischemia also occurs during cardioplegia, when a heart is stopped from beating just before open heart surgery. Cardioplegic solutions are routinely infused during heart surgery to protect the heart from ischemia. Although several cardioplegic solutions currently are available, we believe a need exists for improved solutions that overcome the limitations of all these available solutions. Our research and development of CP-Cardiosol(TM) as a cardioplegic solution is focused on this market. For a more detailed discussion of our plans, see "Research and Development Programs - Cardiosol" below.

Regional Ischemia

        We believe that localized (i.e., regional) organ and tissue ischemia, associated for example with heart attacks and strokes, also results in premature apoptosis and leads to severe organ damage similar to global ischemia.

        Heart Attack. Heart attack is a leading cause of death and disability in the United States. According to the American Heart Association, about 1.5 million people suffer heart attacks each year in the United States and about one-third of those who have their first heart attack do not survive. Heart attack is caused by blocked coronary arteries resulting in significantly reduced blood flow to small regions of the heart muscle. This blockage can lead to ischemia and eventually to permanent damage known as myocardial infarction. Significant advances have been made in the treatment of heart attack using advanced surgical techniques to replace or clear damaged coronary arteries and with new drugs that dissolve blood clots and re-open arteries. However, there are no comparable advances in preventing permanent damage to the heart muscle that occurs in the first few hours or days following a heart attack. Preventing this tissue damage is important in reducing death and disability caused by heart attack.

        Ischemia and subsequent reperfusion (the return of blood flow) can lead to severe damage and death of heart muscle cells, resulting in the death of up to one-third of all patients who experience their first heart attack. Until recently, this cell death was assumed to be caused by the oxygen starvation itself or the introduction of toxic oxygen radicals during reperfusion. However, our results from in vitro and animal studies suggest the primary reason heart muscle cells die in connection with a heart attack is because the heart cells receive a signal to die by apoptosis, and not because they can no longer survive oxygen starvation, or because they are irreparably damaged by toxic oxygen radicals. Several other investigators have now confirmed our findings in published reports. Not only does oxygen starvation appear to signal cells to die following a blockage of coronary artery blood flow, but the return of blood flow after removing the blockage into the affected region of the heart also causes oxidative damage to proteins and DNA resulting in cell death. We believe the cell death caused by reperfusion is also a form of apoptosis, in which the heart cells react as if they had received deliberate instructions to die. Before the cell undergoes apoptosis, the DNA damage is actually repaired by the cell, but the cell nonetheless undergoes apoptosis as a result of those instructions.

        In the case of heart attacks, apoptosis inhibitors may minimize heart muscle damage and eventual formation of non-functional scar tissue following a heart attack. We believe a "window of opportunity" exists for therapeutic intervention from between one to six hours following a heart attack to minimize this damage and allow normal functioning. This window creates an opportunity for the development of a therapy that blocks apoptosis and could be combined with existing treatments designed to restore blood flow. We further believe minimizing heart damage could markedly improve the recovery and quality of life in patients who would otherwise be physically impaired. One of our leading compounds, Elirex(TM), may be useful for reducing heart tissue damage following heart attack. For a more detailed discussion of this compound, see "Research and Development Programs - Elirex(TM)" below.

        Stroke. Stroke is one of the top three causes of death in the United States, as well a leading cause of death in many countries throughout the world. However, mortality rates alone do not represent the true impact of stroke, as many patients survive a stroke with severe, permanent disability or lesser, but significant, degrees of impairment.

        Stroke results in damage to a part of the brain caused by disruption of its blood supply (ischemic stroke) or leakage of blood outside of vessel walls (hemorrhagic stroke). According to published reports, apoptosis plays an important role in determining the final size of damaged brain tissue or infarct. The FDA recently approved the use of new "clot buster" drugs (i.e., thrombolytics) to treat stroke by dissolving blood clots in the brain. However, physicians have expressed substantial concern that such drugs may cause harm to some patients if the drugs are either administered more than a few hours after the stroke or are administered to patients who have experienced a hemorrhagic stroke rather than an ischemic one. We believe therapeutics, such as Elirex(TM), that temporarily block apoptosis may have a beneficial effect after stroke, either in combination with thrombolytics or alone in cases when a physician may not know when the stroke occurred or whether it was an ischemic or hemorrhagic stroke. Elirex(TM) may also reduce tissue damage caused by stroke. For a further discussion of Elirex(TM), see "Research and Development Programs - Elirex(TM)" below.

RESEARCH AND DEVELOPMENT PROGRAMS

Elirex(TM)

        In 1998, we gave Elirex(TM) our highest priority, and we are allocating a substantial portion of our resources toward its development. Elirex(TM) is a project involving compounds that prevent or reduce tissue damage following heart attack and stroke. The original formulation of Elirex(TM), known as Active Phospholipid Mixture or APM, gave encouraging results in four different animal models of myocardial infarction. In dog, pig and rat studies, Elirex(TM) was given after the ischemic period and prior to the onset of reperfusion.
This original formulation demonstrated:

        - A 53% reduction in infarct size, improved heart muscle function and reduced inflammation (neutrophil accumulation) in a canine treatment model at the Cleveland Clinic;

        - A 42% reduction in infarct size in a rat model at the University of California San Francisco;

        - A 36% reduction in infarct size in a rabbit model performed at Good Samaritan Hospital in Los Angeles;

        - A 63% reduction in infarct size in a Yucatan mini-pig model performed at Emory University; and

        - Reduction of inflammation and protection of heart function in animal studies.

        Because the original formulation contained a complex mixture of phospholipids, we identified the individual components of the mixture that were believed to be responsible for the anti-apoptotic activity. We collaborated with Oxford Diversity, a division of Oxford Asymmetry International in England, to identify the components that have greater anti-apoptotic activities than the original formulation. During the collaboration, we identified LXR 1035. This compound is an analog of lysophosphatidic acid (LPA) and one of several LPA analogs that we designed and tested during the course of this project. LXR 1035 has demonstrated anti-apoptotic effects in cell cultures that are 10-100 times more potent than the original formulation. A joint patent application was filed in March 1998 covering the analogs jointly discovered during the collaboration with Oxford Diversity.

        We now are conducting collaborations with several outside groups to study the efficacy of LXR 1035 and other Elirex(TM) compounds in four different animal models of heart attack. The studies also include a number of confirmatory animal models of ischemia/reperfusion to compare the original APM formulation and the new LXR 1035 compound. Our collaborators include highly regarded academic groups at the University of Michigan Ann Arbor, the University of California San Francisco, and selected contract research organizations. The use of multiple animal species and modes of drug delivery should allow us to optimize formulation and dosing regimens. We have also established a cardiovascular advisory board to help us supervise these studies and design future clinical trials.

        We plan to continue testing LXR 1035 simultaneously in other disease models where ischemia and reperfusion contribute to the pathology of the disease. Our plan is to have these studies conducted by outside collaborators.

        After completing these studies, we plan to re-evaluate our development strategy for Elirex(TM), which may include seeking a corporate partner. However, we may not seek a corporate partner until clinical trials have been initiated.

Cardiosol(TM)

        In 1996, we obtained patent and other rights to an experimental organ preservation solution known as Cardiosol. Before we acquired the technology, the original Cardiosol formulation was compared to a modified St. Thomas solution, a standard organ preservation solution, in a small physician-sponsored study in 20 human transplant patients at the California Pacific Medical Center between 1988 and 1991. The results of this study showed that the composition of the preservation solution was a significant factor in the patients' rejection profile and patient survival. Chronic rejection per patient was about 50% less in the Cardiosol group. Survival was highest in the Cardiosol patient group:
100% survival at seven years compared to 82% at one year and 68% at five years for the control group. In later physician-sponsored studies performed at the California Pacific Medical Center, 95 patients were treated with the original Cardiosol formulation as a cardioplegic solution in heart-lung bypass operations. Compared to St. Thomas solution, Cardiosol resulted in an increase in cardiac index, a measure of how well the heart was pumping after an operation.

        Since obtaining the rights to Cardiosol, we developed an improved Cardiosol formulation with increased stability and a potentially longer shelf life desirable for quality control in manufacturing and marketing. In 1997, we filed for patent protection on the closely related formulations of CP-Cardiosol(TM) for use in cardioplegia and HK-Cardiosol(TM) for use in heart transplantation.

        During the third quarter of 1997, we engaged an independent consultant to perform a marketing analysis for Cardiosol. Based on the results of this analysis, we believe a significant unmet need exists for a tissue preservation solution. According to the American Heart Association, approximately 750,000 open heart surgeries are performed each year in the United States and Europe, with a growth rate expected to parallel that of the aging population at about 2% annually. Although a number of cardioplegia solutions are currently available for open heart surgery, we believe there is no clear difference among them. When used as a cardioplegic solution, we believe CP-Cardiosol(TM) has the following potential benefits:

        -       decreased damage to heart muscle;

        -       decreased need for mechanical assistance and drug support; and

        -       decreased patient length of hospital stay after surgery.

        The marketing analysis done by our consultant suggests that, because of its advantages over other available solutions, CP-Cardiosol(TM) has the potential of capturing a large share of the market for cardioplegic solutions and could be sold at a premium price, resulting in potential revenues between $200 and $500 million. We cannot guarantee that CP-Cardiosol(TM) will be successfully developed or commercialized or that it will gain a meaningful market share or result in any revenues even if it is commercialized. Although heart transplantation is a small, but high profile market (about 3,600 procedures in the United States and Europe annually), we believe our increased visibility in the area of heart transplantation would help us in the marketing of CP-Cardiosol(TM) for cardioplegia.

        In late 1997, the FDA approved our IDE for HK-Cardiosol(TM) as a heart preservation solution. We can proceed with clinical trials in up to eight medical centers and 150 heart transplant patients at any time. Although we initially expected to start clinical trials of HK-Cardiosol(TM) during 1998, we have since decided to seek a corporate partner to help fund these trials before proceeding.

        In March 1998, we filed an IND with the FDA to begin a clinical trial of CP-Cardiosol(TM) for use in cardioplegia. In April 1998, we received a request from the FDA for additional preclinical studies. The studies included a 28-day toxicology period, which was the first of its kind for cardioplegic or preservation solution. We have completed this preclinical study and are analyzing the data in response to the FDA's request. We expect to file an amended IND in the second quarter of 1999. We cannot guarantee that the FDA will accept the results of these studies or approve an amended IND for CP-Cardiosol(TM).

        Because our immediate priority is the Elirex(TM) project, we are actively seeking a corporate partner to develop and commercialize HK-Cardiosol(TM) and CP-Cardiosol(TM) and we are engaged in discussions with companies interested in the Cardiosol programs. We cannot guarantee that we will identify a corporate partner to develop and/or commercialize these products. In addition, we cannot predict when or if the clinical trials of HK-Cardiosol(TM) or CP-Cardiosol(TM) will begin or whether they will be successful, or if they are, that either will be successfully commercialized.

SARP (Secreted Apoptosis Regulatory Protein)

        SARPs belong to a family of proteins expressed by genes discovered by our scientists. SARP proteins appear to control the process of genetically programmed cell death (apoptosis). Evidence suggests that the family members stimulate opposite effects on cells. For example, SARP-1 is a potent suppressor of apoptosis, whereas SARP-2 increases apoptosis. These proteins are secreted from cells and are, therefore, capable of influencing apoptosis regulation in a large number of cells in a tumor or tissue.

        SARPs are secreted out of cells, unlike most known apoptosis-related proteins, which only control apoptosis within the cell producing them. As secreted proteins, SARPs resemble other commercialized biotechnology compounds such as interferon or G-CSF and, therefore, have the potential to be developed as therapeutic compounds. In addition, the expression of SARPs is tissue specific, which gives them the potential to target specific disease sites.

        We currently are conducting limited research on SARPs. Rhone-Poulenc Rorer Gencell is conducting a feasibility study of SARP-1 in a model of myocardial ischemia and heart failure under an agreement that gives them the right of first negotiation for a license to develop SARP-1 in cardiovascular disease. We are also collaborating with scientists from other institutions, including:

        - The Jackson Institute, to analyze the potential involvement of SARPs in diabetes;

        - Iowa State University, to demonstrate the ability of SARP-2 to sensitize tumor cells to the human immune system; and

        - Other collaborators, to demonstrate the ability of SARP-1 to protect transplanted cells against a recipient's immune system.

        All of this research is early stage. Therefore, we cannot guarantee that the results of these studies will lead to the further development and commercialization of SARPs nor can we predict whether we will secure a corporate partner to develop and commercialize SARPs.

Lexirin(TM)

        We formulated a purified, orally administrable version of an anti-apoptotic mixture extracted from soy protein (named "Lexirin") for gastrointestinal disorders. We completed Phase I clinical trials for Lexirin(TM), which indicated it was well tolerated in HIV-infected patients without adverse reactions. We have issued patents covering Lexirin(TM) and have recently filed a patent application for improved methods for producing Lexirin(TM).

        Due to its low manufacturing cost, positive scientific data and successful Phase I clinical trial for safety, Lexirin(TM) has attracted the attention of certain nutriceutical and medical food companies. We currently are engaged in discussions with these companies to develop Lexirin(TM) as an ingredient in dietary supplements, nutriceuticals or medical foods. Although we believe these discussions might generate royalties for LXR, we cannot guarantee that a corporate partner will be secured or that Lexirin will be successfully commercialized.

Urine DNA Analysis

        When cells in the body undergo normal apoptosis, the breakdown products must be eliminated from the body safely and efficiently to prevent inflammation and tissue damage. Our scientists developed surrogate apoptosis marker ("SAM") assays to measure the level of apoptosis by-products in blood or excreted in urine. As a result of this technology, we discovered a technique called "Urine DNA Analysis" that can be used to determine the sex of an unborn fetus as early as six weeks after conception. We believe this technology may also have applications in cancer detection and diagnosis. We are actively seeking collaborative partners to fund further development and commercialization of this technology.

LPA Receptor Assay

        We have developed an assay to identify compounds that affect the activity of an LPA receptor within the EDG family. We believe this assay may have licensing potential for companies interested in identifying inhibitors or stimulators of an EDG receptor. The use of this assay for commercial purposes may be affected by an issued U.S. patent to another group.

Bak

        Our scientists discovered and isolated a gene, designated Bak (for Bcl-2 homologous antagonist/killer), whose protein product is present in heart, muscle and brain tissues. Bak may facilitate apoptosis of muscle and nerve cells following ischemia or exposure to toxic drugs. Our scientists also discovered a second gene, designated BBP (for Bak binding protein), whose protein product associates with the Bak protein and through which Bak may exert its apoptotic effect.

        In September 1998, the Company entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics, Inc. ("Introgen")for the Bak gene. This agreement enables Introgen to assess the anti-tumor activity of the Bak gene and also gives Introgen an option to enter into an exclusive license agreement for the Bak gene. In February 1999, we were informed that this agreement was assigned by Introgen to an affiliated company, Gendux Inc.

Fas(DELTA)TM

        Fas is an apoptosis-signaling glycoprotein receptor on the surface of many cell types, including lymphocytes and cardiac cells. Our scientists identified a splice variant of the Fas gene that encodes a soluble form of Fas, termed Fas((DELTA))TM, which appears in vitro to correlate with abnormally high levels of apoptosis in lymphocytes from HIV-infected AIDS patients. In February 1998, we entered into a collaborative research agreement with Copernicus Gene Systems, Inc. ("Copernicus") to integrate Fas((DELTA))TM with the enabling DNA-compaction and expression techniques of Copernicus to develop potential cancer gene therapy products for a variety of indications.

Apoptosis Drug Screening

        Our proprietary apoptosis screening assay ("ASA") measures the ability of potential therapeutic agents to suppress or stimulate apoptosis. Unlike other such assays, ASA uses an untransformed, non-tumorigenic cell strain that retains many normal behavior characteristics, including the regulation of apoptotic death as well as the control of normal proliferation and differentiation. We have used ASA to screen for drug candidates and have identified Lexirin(TM) and Elirex(TM) compounds using this assay.

Scanning Laser Digital Imaging Technology ("SLDI")

        The recognition that apoptosis can be controlled created an increased need for a fast computer-based robotic instrument that can identify apoptosis modulators. The SLDI technology uses high speed three-dimensional scanning laser beams that cover the entire surface of a test material, while performing several different measurements simultaneously at each position. The laser moves rapidly (in approximately one-millionth of a second) to new positions on the test material until the entire test area has been analyzed and the measurements have been stored in the computer. These measurements are then retrieved as digital images of the expression of genes in tissues and cells. We believe this technology could enable researchers to perform remote, non-contact measurements of proteins in millions of individual cells within a few seconds that we believe is not possible with any current instrument.

        We obtained exclusive license rights to this technology from Ohio State University when we acquired OAI in December 1993. In August 1996, we entered into an exclusive license agreement with Perkin-Elmer to further develop the SLDI technology. To date, we have received license fee payments of $600,000 and equipment with a fair market value of approximately $400,000 from Perkin-Elmer. In July 1998, Perkin-Elmer terminated the license agreement. As a result of this termination, we terminated the license agreement with Ohio State

University in August 1998. See "License and Collaborative Research - Perkin-Elmer and Ohio State University" below. We do not intend to allocate resources for the further development of SLDI.

Maspin

        Our metastatic cancer program has focused on a protein known as Maspin (mammary serine proteinase inhibitor), which we have designated as LXR023. We are the exclusive licensee for therapeutics and co-exclusive licensee for use in clinical diagnostics of the issued patent owned by the Dana-Farber Cancer Institute ("Dana-Farber"). The co-exclusive license for clinical diagnostics relates to the use of Maspin as a metastasis prognostic marker in breast cancer and other types of highly metastatic tumors such as prostate cancer.

        In July 1996, we entered into a Letter of Intent with Boehringer Mannheim under which we conducted certain preclinical efficacy and toxicity studies of Maspin. The Letter of Intent was amended in November 1996 and July 1997, and in October 1998, Boehringer Mannheim informed us of its intent to terminate the collaboration as a result of reassessing its research program after being acquired by Hoffman La Roche. We are negotiating the terms of the final settlement under the Letter of Intent. See also "Licenses and Collaborative Research - Boehringer Mannheim" below.

RESEARCH AND DEVELOPMENT

        Research and development expenses amounted to $6,132,258, $7,154,621 and $5,519,317 for the years ended December 31, 1998, 1997 and 1996, respectively. Research and development expenses were borne by third parties in the amounts of $114,038, $159,013 and $114,396 for the years ended December 31, 1998, 1997 and
1996, respectively.

LICENSES AND COLLABORATIVE RESEARCH

        We have entered into license agreements and collaborative research arrangements with a number of universities, research institutions and collaborative partners. These agreements include, but are not limited to, the following:

Dana-Farber Cancer Institute

        In 1993, we entered into a license agreement with Dana-Farber Cancer Institute, a teaching affiliate of the Harvard Medical School, for the exclusive license to make, use and sell Maspin for therapeutic purposes and a co-exclusive license for certain diagnostic purposes. The license relates to one issued U.S. patent and three pending U.S. patent applications filed as a result of the work by the late Dr. Ruth Sager. As partial consideration for the license, we agreed to pay approximately $10,000 and granted Dana-Farber Cancer Institute a warrant to purchase 5,000 shares of LXR Common Stock at any time before May 6, 1999 at an exercise price of $3.15 per share.

Boehringer Mannheim

        In July 1996, we entered into a Letter of Intent with Boehringer Mannheim ("Boehringer") to jointly evaluate the development of Maspin for the treatment of cancer. In January 1997, Boehringer purchased 37,500 shares of LXR common stock at a price of $4.00 per share pursuant to the Letter of Intent. In November 1996, we agreed to amend the Letter of Intent to specify certain research milestones. This amendment was later supplemented by another agreement under which Boehringer agreed to purchase additional shares of LXR common stock if it terminated the collaboration under certain conditions. In October 1998, we received a notice of termination from Boehringer as a result of reassessing its research program after being acquired by Hoffman La Roche. We are negotiating the terms of the final settlement under the original Letter of Intent and amendments.

Ohio State University

        Through the acquisition of 100% of the outstanding stock of OAI in December 1993, we acquired exclusive license rights in three issued patents and know-how relating to SLDI developed in the laboratory of Dr. L. David Tomei while he was a research scientist at Ohio State University. We began paying minimum royalties to Ohio State University in 1996. In August 1998, we terminated the license agreement, and as a result, do not owe any future royalty payments to Ohio State University.

Perkin-Elmer

        In August 1996, we entered into an agreement with Perkin-Elmer under which we granted Perkin-Elmer an exclusive worldwide license to the SLDI technology for life sciences and clinical diagnostic applications. Under the agreement, we received license fee payments of $600,000 and equipment with a fair market value of approximately $400,000 from Perkin-Elmer. In July 1998, Perkin-Elmer terminated the license agreement. As a result of this termination, we will not receive any future payments from Perkin-Elmer relating to SLDI.

University of Tennessee

        In January 1997, we entered into a three-year research agreement with the University of Tennessee and the University of Tennessee Research Corporation (collectively, the "University of Tennessee") to support research related to LPA receptors. We agreed to pay $70,000 per year for three years, with the third year of funding contingent upon the University of Tennessee meeting certain milestones. At the same time, we entered into a license agreement with the University of Tennessee under which we were granted an exclusive, worldwide license, subject to certain exceptions, to patent rights and technology relating to LPA receptors. As consideration for the license agreement, we agreed to pay an initial license fee, annual license fee and royalties. The University of Tennessee waived the license fee in consideration for our research support under the research agreement.

        In September 1998, we gave notice to terminate the license and research agreements with the University of Tennessee. We may be obligated to pay $70,000 for the third year of research under the agreement.

Oxford Asymmetry, Limited

        In April 1997, we entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") to discover small molecule drug candidates that target specific apoptosis pathways. We paid $650,000 for research services and are obligated to make certain future royalty payments on certain products we may develop and commercialize as a result of the collaboration.

Innovex, Inc.

        In July 1997, we entered into a clinical services agreement with Innovex, Inc. ("Innovex") to begin clinical studies of HK-Cardiosol(TM) for heart transplantation. In June 1998, we terminated the clinical service agreement and, as of September 30, 1998, we had no further commitments under this agreement.

        Introgen Therapeutics, Inc.

        In September 1998, we entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics, Inc. Under the agreement, Introgen agreed to assess the anti-tumor activity of the Bak gene and received an option to enter into an exclusive license for the Bak gene. We received a non-refundable upfront payment of $50,000, which was included in revenues for the year ended December 31, 1998. Certain other milestone payments and royalties will be due to LXR as the technology progresses through development. In February 1999, we received a notice from Introgen that it has assigned the agreement to an affiliate, Gendux Inc.

Rhone-Poulenc Rorer Gencell

        In January 1999, we entered into an agreement with Rhone-Poulenc Rorer Gencell that gives it the right of first negotiation for a license to develop and commercialize SARP-1 in cardiovascular disease. Rhone-Poulenc Rorer Gencell currently is conducting a feasibility study of SARP-1 in a model of myocardial ischemia.

PATENTS AND PROPRIETARY TECHNOLOGY

        As of December 31, 1998, we held 14 issued United States patents and 27 pending U.S. and PCT patent applications, including the following:

            --------------------------------------------------------------------
                    Project                    Issued             Pending
            --------------------------------------------------------------------
                  Cardiosol                       1                   2
            --------------------------------------------------------------------
                  Elirex                                              6
            --------------------------------------------------------------------
                  Lexirin                         6                   1
            --------------------------------------------------------------------
                  SARPs                                               2
            --------------------------------------------------------------------
                  Bak                             1                   6
            --------------------------------------------------------------------
                  Others                          6                  10
            --------------------------------------------------------------------


        We also have filed multiple corresponding foreign patent applications.

        We also have exclusive licenses or options under several issued patents and pending patent applications with a number of universities and research institutions. Under the license agreements, we are required to pay royalties, if any, on sales of licensed products and in certain agreements to make milestone payments. In some instances, we are also responsible for the cost of filing, prosecuting and maintaining the licensed patents and applications. We may seek licenses from universities and other research institutions when applicable technology complements our research programs.

        We also intend to seek patent protection for our potential products and key technologies for controlling apoptosis and the treatment of other disorders. In addition, we intend to seek patent protection or rely on trade secrets to protect certain other enabling technologies that will be used in discovering and evaluating new drugs that could become marketable products. Finally, we intend to seek patent protection in areas that complement our existing portfolio or that may provide future licensing opportunities.

        To the extent economically feasible, our policy is to seek protection of our proprietary position by filing patent applications worldwide that are important to our business. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Therefore, our success will depend in part on our ability to do the following:

        -       obtain patent protection for our technology;

        -       obtain appropriate licenses from others;

        -       protect trade secrets;

        -       operate without infringing on the proprietary rights of others;
                and

        -       prevent others from infringing on our proprietary rights.

        The actual protection we obtain for our products and technologies may be inadequate. We may not choose to prosecute all of the pending patent applications to issuance or maintain all of the issued patents that we now own or license. Some of our patent applications do not cover compositions of matter, but rather only claim methods of using specific compounds for certain disease indications, or methods of identifying compositions of matter. Consequently, the scope of potential patent protection for these applications may not be as broad as it is for applications containing composition of matter claims.

        The patent position of biotechnology companies is highly uncertain, involves complex legal and factual questions, and is the subject of frequent litigation. There is also a substantial backlog of biotechnology-related patent applications at the United States Patent and Trademark Office ("USPTO"). In addition, neither the USPTO nor courts have set forth a consistent policy regarding the breadth of allowed claims or the degree of protection given under biotechnology patents. Moreover, the USPTO may request data demonstrating efficacy of potential therapeutic agents. The need to provide this data, if required, could delay or adversely affect our ability to obtain patent protection for our potential products. Therefore, we cannot guarantee that any of our pending patent applications will result in an issued patent. Even if a patent issues, competitors may successfully challenge our patents, obtain patents that may harm our ability to conduct business or design around our patents.

        A substantial number of patents have been applied for and issued to other pharmaceutical, biotechnology and biopharmaceutical companies. We have conducted limited database searches for the existence of patents owned by others and to determine the state of the art of our inventions, but these searches may not be comprehensive or conclusive. We are aware of at least one case where other parties have published papers and/or filed applications on subjects similar to certain claims in our pending patent applications. In April 1995, we and two other scientific groups simultaneously published (in separate articles) the sequence of the Bak gene. Furthermore, International Publication No. WO 96/35951, filed by a third party, claims a Bak protein similar to a protein claimed in one of our pending patent applications. We believe our priority date is prior to the date the other parties made their discoveries, but we cannot guarantee our ability to claim priority over these other groups. In addition, others may independently develop pharmaceutical products identical or similar to our potential products or that can compete effectively with our potential products.

        Interference proceedings in the USPTO may be necessary to determine the priority of inventions between our patents and applications and those of others. We have received a notice from the USPTO that we may be involved in an interference proceeding involving a Bak-related application.

        In addition, litigation may be necessary to:

        -       defend against a claim of infringement;

        -       enforce our issued patents;

        -       protect our trade secrets or know-how; or

        - determine the scope and validity of the proprietary rights of others.

Litigation or interference proceedings could result in substantial costs and significantly divert our efforts.

        Because of the time delay in obtaining an issued patent and the secrecy of patent applications in the United States, we do not know and may be unable to determine if patent applications belonging to others exist that have priority over our applications or issued patents. Furthermore, some or all of each patent application could be rejected if patents or other prior art exist or if patent applications exist that have priority over any of our patent applications. In addition, other companies or institutions may have issued patents or filed patent applications for products or processes similar in function or effect to ours. These third parties may also have products covered by issued patents or pending applications that treat conditions that may be treated by our potential products. We cannot predict whether these patents, patent applications or other proprietary rights will lead to the development of products competitive with our potential products. If competitive products are developed and successfully commercialized, they could harm our ability to commercialize our potential products. If the USPTO determines that any third-party issued patent or pending patent application claims the same subject matter as any of our pending patent applications or issued patent, and such third-party patent or application was invented first, we could be prevented from obtaining patent protection altogether or the scope of our patent protection could be significantly narrowed.

        Due to the extensive time required for the development, testing and regulatory review of potential products, it is possible that one or more of our products will be introduced into the market after the relevant patent has expired or at a time when only a short period of unexpired time remains on the relevant patent. This would reduce the advantages of a patent and harm our ability to protect future product development.

        Our competitive position also is dependent on unpatented trade secrets. We are developing a substantial database of information concerning our research and development. Trade secrets, however, are difficult to protect. Consequently, we cannot guarantee that:

        - others will not independently develop substantially equivalent proprietary information and techniques;

        -       others will not gain access to our trade secrets;

        -       our trade secrets will not be disclosed without our approval; or

        - we can effectively protect our rights to unpatented trade secrets.

        We require our employees, consultants, advisors and, when appropriate, Scientific Advisory Board members to execute proprietary information and invention assignment agreements at the beginning of their employment or consulting relationship. These agreements require all confidential information developed or made known to the individual during the course of the relationship must be kept confidential except in specified circumstances. These agreements may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure. Invention assignment agreements executed by Scientific Advisory Board members, consultants and advisors may conflict with, or be subject to, the rights of others with whom these individuals may have employment or consulting relationships.

        We may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe the patents of others. Any licenses required under these circumstances may not be available on acceptable terms or at all. If we do not obtain required licenses, we could encounter delays in product market introductions while we attempt to design around such patents to avoid infringement or we may be unable to develop, manufacture or sell products requiring these licenses. Litigation may be necessary to defend against claims of infringement or to determine the scope and validity of the proprietary rights of others. Litigation could result in substantial costs and significant diversion of our efforts and our efforts may not be successful.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

        The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose significant testing, labeling, distribution and marketing of therapeutics and diagnostics before approving a product. Such requirements are satisfied through extensive preclinical studies and clinical human trials, premarket approval or other clearance requirements, manufacturing standards, sampling activities and other costly and time consuming procedures and requirements. Satisfaction of these requirements typically takes several years (five to ten years or more for a drug or biological product) and varies substantially depending on the type, complexity and technological novelty of the product.

        In late 1997, we received notice from the FDA that our IDE for the use of HK-Cardiosol(TM) as a heart preservation solution had been approved. Although we can proceeD with clinical trials in up to eight medical centers and 150 heart transplant patients at any time, we have decided to seek a corporate partner to help fund these trials. We cannot predict when or if the clinical trials will begin or whether a corporate partner will be secured on terms acceptable to us.

        In March 1998, we filed an IND with the FDA to begin clinical studies of CP-Cardiosol(TM) for use in cardioplegia. In April 1998, we received a request from the FDA foR additional preclinical studies. We have completed all requested studies and plan to file an amended IND in the second quarter of 1999. We cannot guarantee that the FDA will accept the results of these studies or approve an amended IND for CP-Cardiosol(TM).

        We have relied on scientific, technical commercial and other data supplied or disclosed by others, including our academic collaborators, in obtaining the FDA's approval to begin clinical trials of HK-Cardiosol(TM). We also relied on this data to support the IND to enter clinical trials for CP-Cardiosol(TM), and we may rely on this data to support the amended IND as well as other INDs to enter human clinical trials for our other potential products. We have no reason to believe this information contains errors or omissions, but it may. Errors or omissions in data we have relied upon could reduce the likelihood of our obtaining FDA approval for or achieving commercial viability of our potential products. In addition, clinical data from studies performed by others may not be available to us or may not be acceptable to the FDA or other regulatory agencies in support of our applications for market approval. The FDA or other regulatory agencies may require us to collect additional data and conduct controlled clinical studies before accepting any applications for market approval. The potential effects of complying with government regulation include the following:

        - delaying the marketing of a product for a considerable period of time;

        -       preventing the marketing of a product; and

        - imposing costly requests for additional animal, human or other data.

The FDA or other regulatory agencies may not grant us approval to market or clinically test any products we develop on a timely basis or at all. Even if approval is granted, it may later be suspended or withdrawn. Any delay in obtaining or failure to obtain required approvals would harm our ability to market our potential products, secure a corporate partner and earn product revenues or royalties. Additional governmental regulations may be enacted that could further delay marketing approval of our potential products. We cannot predict whether any adverse government regulation might arise from future legislation or administrative action.

COMPETITION

        Competition in the field of biotechnology is intense and is expected to increase. Many companies, including biotechnology, pharmaceutical and nutrition companies, are actively engaged in the research and development of products in our targeted areas, including the treatment of cardioplegia, heart attack, stroke and metastatic cancers. Additionally, as the importance of apoptosis becomes increasingly recognized, increasing numbers of companies are devoting significant resources to understanding and developing products based on or related to apoptosis. Many of these companies have substantially greater financial, technical and marketing resources than we do. In addition, some of them have considerably more experience in preclinical testing, human clinical trials and other regulatory approval procedures than we do. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their technology and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for their technology. These institutions also may market competitive commercial products on their own or through joint ventures and compete with us in recruiting highly qualified scientific personnel.

        We are pursuing areas of product development in a relatively new field in which there is a potential for extensive technological innovation in relatively short periods of time. Our competitors may succeed in developing technologies or products that are more effective than our products. Rapid technological change or developments by others may make our technology or proposed products obsolete or noncompetitive.

HUMAN RESOURCES

        As of December 31, 1998, we employed a total of 27 employees, including 25 full-time employees, eight of whom hold Ph.D. degrees. Most of these employees are actively engaged in research and development activities. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTIES

        The Company currently leases approximately 32,800 square feet of laboratory and office space in Richmond, California under a lease terminating June 30, 2010. The Company believes that these facilities should be sufficient to meet its needs through 2000.

ITEM 3.  LEGAL PROCEEDINGS

        The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former Chairman of the Company and a former managing director of D. Blech & Company, Incorporated, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, James D. Coombs and Mark J. Tomei, all former directors and former officers, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech but was dismissed by the court on June 6, 1996.

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

        On January 25, 1999, we announced that an agreement in principle was reached to settle these cases. The agreement in principle provides for dismissal of all claims against LXR and the five former LXR officers and directors named as defendants. The settlement amount is $500,000, of which we will pay approximately $155,000 and our insurer will pay approximately $345,000. The agreement to settle is subject to several steps, including the following:

        - negotiation and execution of a detailed stipulation of settlement between the parties;

        -       submission of the stipulation of settlement to the court;

        -       notice to class members of the settlement terms;

        -       a fairness hearing; and

        -       final approval of the settlement by the court.

        Discussions are ongoing with plaintiffs' counsel as to the schedule for completing these steps. However, we expect the final dismissal to take place no sooner than the end of April 1999. We cannot, however, predict exactly when a final dismissal will be obtained. By entering into a settlement agreement, we do not acknowledge any wrongdoing by LXR or our former officers and directors.

        In addition, we have negotiated a settlement agreement and mutual release with Shoenberg Hieber, Inc. ("Shoenberg"), which was named as a defendant in Degulis v. LXR Biotechnology, Inc. Shoenberg acted as an independent underwriter in the initial public offering and asserted claims for indemnity against us under the underwriting agreement. We have agreed to settle this claim for $12,500.

        We incurred expenses of approximately $256,000 in 1998, $140,000 in 1997 and $111,000 in 1996, relating to this litigation. At December 31, 1998, we had an accrual of $170,000 for payment of the proposed settlements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION FOR COMMON STOCK

        The Company's common stock is traded on the American Stock Exchange. The following table reflects the range of high and low sales prices of the Company's common stock for the four quarters in each of 1997 and 1998. This information is based on closing prices as reported by the American Stock Exchange.

                              1997
                      ---------------------
                        HIGH         LOW
                      --------     --------
First Quarter         $   2.63     $   1.63
Second Quarter        $   2.69     $   1.75
Third Quarter         $   2.31     $   1.69
Fourth Quarter        $   2.38     $   1.75


                              1998
                      ---------------------
                        HIGH         LOW
                      --------     --------
First Quarter         $   3.94     $   1.94
Second Quarter        $   3.63     $   1.94
Third Quarter         $   2.13     $   1.06
Fourth Quarter        $   1.75     $   0.88


HOLDERS

        As of February 24, 1999 there were approximately 282 stockholders of record of the Company's common stock.

DIVIDENDS

        The Company has neither declared nor paid cash dividends on its common stock in the past. The Company intends to retain future earnings, if any, for the development of its business and does not anticipate that it will declare or pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATE AND NUMBER OF EMPLOYEES)


                                                                 YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                         1998             1997             1996             1995             1994
                                       --------         --------         --------         --------         --------
STATEMENTS OF OPERATIONS DATA

 Total revenue                         $    164         $    859         $    414         $     --         $     --

 Research and development
  expenses                             $  6,132         $  7,155         $  5,519         $  4,304         $  4,255

 Net loss                              $ (9,800)        $ (9,270)        $ (7,623)        $ (6,316)        $ (5,914)

 Net loss per share
  (basic & diluted)                    $  (0.34)        $  (0.42)        $  (0.48)        $  (0.84)        $  (0.94)

 Weighted average shares
  outstanding (basic & diluted)          28,422           22,178           15,815            7,514            6,267



                                                                          DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                             1998             1997             1996             1995             1994
                                           --------         --------         --------         --------         --------
CONSOLIDATED BALANCE SHEET DATA
  Cash, cash equivalents,
    and investments                        $  3,496         $ 11,537         $ 10,217         $     68         $  5,049
  Working capital                          $  2,576         $  9,841         $ 10,466         $ (1,524)        $  4,415
  Total assets                             $  4,919         $ 13,575         $ 12,419         $  1,408         $  6,841
  Long-term obligations, excluding
    current installments                   $    193         $    410         $     --         $    184         $    407
  Accumulated deficit                      $(42,586)        $(32,786)        $(23,516)        $(15,893)        $ (9,577)
  Total stockholders equity (deficit)      $  3,579         $ 11,219         $ 11,250         $   (585)        $  5,616
  Number of employees                            27               63               50               41               44


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Revenues

        We had revenues of approximately $164,000 in 1998, compared to $859,000 in 1997 and $414,000 in 1996. Revenues in 1998 resulted from option fee revenue earned under the Introgen Option Agreement and reimbursement of costs incurred for Maspin studies under the Boehringer agreement. Revenues in 1997 and 1996 resulted primarily from license fee revenue earned under the Perkin-Elmer License Agreement and other funded research. The decrease in revenues in 1998 was primarily due to the termination of the Perkin-Elmer License Agreement. The increase in revenues in 1997 from 1996 resulted from an increase in license fee revenue under the Perkin-Elmer Agreement from $300,000 in 1996 to $700,000 in 1997. We do not have any commercially available products, and we do not anticipate generating any significant product revenues for at least the next several years.

Research and Development Expenses

        Research and development expenses include salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, clinical trial costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. We incurred research and development expenses of approximately $6,132,000 in 1998, $7,155,000 in 1997 and $5,519,000 in 1996. The
decrease in research and development expenses in 1998 from 1997 was primarily due to a decrease in salaries and benefits resulting from the restructuring in June 1998, a corresponding decrease in research supplies, a decrease in collaboration costs as a result of the Oxford agreement ending in April 1998 and a decrease in clinical trial costs as a result of delaying the Cardiosol clinical trials. These decreases were partially offset by an increase in preclinical animal costs as a result of the additional studies required to get CP-Cardiosol off clinical hold. The increase in research and development costs in 1997 from 1996 was primarily due to increased salaries and benefits resulting from an increase in the number of development personnel, increased research collaboration costs resulting from the agreement with Oxford and increases in clinical trial, toxicology and contract manufacturing costs. The increase in research and development expenses in 1997 was partially offset by a decrease in patent legal fees, depreciation expense and certain collaboration expenses resulting from the termination of research agreements with the University of Kentucky and the Dana-Farber Cancer Institute. In addition, 1996 research and development expenses included $675,000 for the acquisition of the Cardiosol technology. There were no comparable charges in 1998 or 1997.

        Our research and development spending can be expected to increase substantially over the next several years to the extent we obtain the financial resources necessary to expand our development efforts and undertake clinical studies with respect to certain of our projects. This expansion of operations will depend on our ability to obtain additional capital resources. Unless and until such funds are received, research and development activities will be limited by our available resources. See "Liquidity and Capital Resources" below.

General and Administrative Expenses

        General and administrative expenses consist of salaries and related benefits, legal expenses for litigation and general corporate matters, depreciation of office furniture and equipment, facility costs, consulting fees and other administrative expenses. We incurred general and administrative expenses of approximately $4,160,000 in 1998, $3,335,000 in 1997 and $2,702,000
in 1996. The increase in general and administrative expenses from 1997 to 1998 resulted primarily from severance payments made to two former officers, increased legal fees and expenses related to the proposed litigation settlement. These increases were partially offset by decreases in investor relations costs, consulting fees related to a marketing survey and expenses related to road-show presentations. The increase in costs from 1996 to 1997 was primarily due to increased personnel costs, increased legal costs related to litigation, increased facilities costs due to a larger facility, increased travel costs and increased investor relations expenses. General and administrative expenses can be expected to increase further to support our expansion of research and development activities. This increase will also depend on our ability to obtain additional financial resources.

Interest Income and Expense

        Interest income was approximately $407,000 in 1998, $401,000 in 1997 and $244,000 in 1996. The increases in interest income were primarily due to interest earned on a larger investment balance.

        Interest expense was approximately $78,000 in 1998, $39,000 in 1997 and $59,000 in 1996. Interest expense increased in 1998 as a result of a full year of payments due under the equipment loan. Interest expense decreased in 1997 from 1996 due to the payoff of the capital lease obligation in 1996 partially offset by the drawdowns under the equipment loan from May through December of 1997. We expect interest expenses in 1999 to decrease as a result of the paydown of borrowings under the Company's equipment loan.

Net Loss

        We incurred net losses of approximately $9,800,000 in 1998, $9,270,000 in 1997 and $7,623,000 in 1996. As of December 31, 1998, we had an accumulated deficit of approximately $42,586,000. We expect to continue to incur substantial losses over the next several years to the extent we are able to obtain the financial resources necessary to expand our research and development efforts and continue to undertake preclinical and clinical studies.

YEAR 2000

        We have completed our assessment of the impact of the "year 2000" problem and believe our systems that are critical to our business operations will be able to recognize a date using "00" as the year 2000. We have tested and are currently in the process of upgrading, where necessary, our laboratory instruments to address the year 2000 issue. We intend to complete upgrading all of our current laboratory instruments by mid-1999.

        In addition, we have asked our vendors that provide certain outside services we rely upon, such as payroll, banking services and research organizations, to determine their year 2000 readiness. While we believe these service providers will be ready for the year 2000, failure of them to be ready for the year 2000 could be disruptive to our business operations if their systems are unavailable for an extended period of time. However, we believe our business operations would not be materially adversely affected by the disruption of such services. We continuously evaluate our vendors for year 2000 compliance. We believe if our systems are not year 2000 compliant, our technical personnel would be able to address and resolve any non-compliance before a material adverse effect occurs on our business operations. Our key processes could be manually performed for a sufficient period of time.

        To date, we have not incurred substantial costs to address the year 2000 issue. We estimate additional costs, if any, for actions we take to address the year 2000 problem would not be material. Despite our efforts to address the year 2000 impact on our systems and business operations, if the year 2000 problems are more disruptive than we reasonably expect and our plans prove inadequate, the year 2000 problem could result in a material disruption of our business or it could have a material adverse effect on our business, financial condition or results of operation.

NEW ACCOUNTING STANDARD

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Application of SFAS 133 will have no impact on our consolidated financial position or results of operations as currently reported.

LIQUIDITY AND CAPITAL RESOURCES

        During 1998, we funded our operations primarily through approximately $10.4 million in net proceeds raised through the sale of 6,285,715 shares of our Common Stock at a price of $1.75 per share in private placements in December 1997 and February 1998. (See Note 6 of Notes to Consolidated Financial Statements). In addition, we received approximately $50,000 in option fees in 1998.

        As of December 31, 1998, our sources of capital consisted of approximately $3.5 million in cash and cash equivalents, approximately $116,000 in funded research receivable, interest from investments and $1.0 million in gross proceeds from a private placement of common stock in March 1999.

        We do not have any committed sources of future equity or debt funding. We believe our existing capital resources are only sufficient to fund our operations into the middle of the third quarter of 1999. Unanticipated events affecting our resources could result in us depleting our capital resources even before that time. Accordingly, we will need to raise substantial additional capital to fund our operations. Although we are currently exploring potential alternatives to obtain the additional financial resources necessary to fund our operations beyond the middle of the third quarter of 1999, additional funding may not be available on favorable terms, or at all. If additional financial resources are not obtained, we may have to suspend our operations and may not be able to continue to develop our technology.

        The report of our independent auditors on our 1998 Consolidated Financial Statements states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.

        The Company and five of our past or present directors and officers are defendants in class action lawsuits. (See "Item 3 - Legal Proceedings".) We maintain officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which cover (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if we fail to indemnify them. The policies do not provide coverage to the Company itself with respect to our own defense costs and liability. On January 25, 1999, we announced that we reached an agreement in principle with the plaintiffs' class action counsel to settle the above litigation against the Company and the five former officers and directors. The agreement provides for payment of $500,000, of which approximately $155,00 will be paid by us and approximately $345,000 will be paid by our insurer. We incurred expenses of approximately $256,000 in 1998, $140,000 in 1997, and $111,000 in 1996, relating to this litigation.

        The settlement agreement is subject to negotiation and execution of a detailed stipulation of settlement between the parties, submission of the stipulation of settlement to the court, provisions of notice to class members of the settlement terms, a fairness hearing, and financial approval of the settlement by the court. We cannot predict exactly how long these procedures will take or when final dismissal will be obtained.

        We also negotiated a settlement agreement and mutual release with Shoenberg Hieber, Inc., which was named as a defendant in Degulis v. LXR Biotechnology Inc. Shoenberg acted as an independent underwriter in the initial public offering and asserted claims for indemnity against us under the underwriting agreement. We have agreed to pay $12,500 to settle this claim.

FACTORS AFFECTING FUTURE RESULTS

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        We will require substantial additional funds to continue our research and development programs and preclinical and clinical testing of our potential pharmaceutical products. We will also require substantial additional funds to conduct marketing of any pharmaceutical products that may be developed. Our capital requirements depend on numerous factors, including the following:

        -       the progress of research and development programs;

        -       the progress of preclinical and clinical testing;

        -       the time and costs involved in obtaining regulatory approvals;

        - the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

        -       the cost of obtaining technological rights;

        -       competing technological and market developments;

        -       changes in our existing research relationships;

        -       our ability to establish collaborative arrangements;

        - the development of commercialization activities and arrangements;

        -       the purchase of additional capital equipment; and

        - legal expenses incurred in connection with defending certain lawsuits that have been brought against us and certain of our past and present directors and officers.

        Based upon our current plans, we believe we have sufficient funds to meet our operating expenses and capital requirements through the middle of the third quarter of 1999. The factors identified above may result in the expenditure of all available funds before then.

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

        Our failure to obtain needed funds would have a material adverse effect on our operations. This could result in the need to suspend our operations and could prevent us from continuing to develop our technology.

        Our independent auditors' report on our 1998 Consolidated Financial Statements states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.

EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

        We are at an early stage of development. All of our potential pharmaceutical and medical device products are currently in research and development. No revenues from the sale of potential products have ever been generated. Substantially all of our resources have been, and for the foreseeable future will continue to be, dedicated to our research programs and the development of potential pharmaceutical, medical device, and medical food/nutriceutical products resulting from the research programs. We may be unable to develop a commercial product from these projects.

        All of our drug and medical device candidates are in preclinical development, except for HK-Cardiosol(TM), which received approval to begin clinical trials, and CP-Cardiosol(TM), which was placed on clinical trial hold pending the outcome of additional preclinical studies.

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

        The potential products we are developing will require significant additional research and development and preclinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. Our potential pharmaceutical products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the following:

        - our novel approach to diagnosis and therapy may not be successful;

        - any or all of our potential pharmaceutical products may be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

        - the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

        - proprietary rights of third parties could preclude us from marketing products; or

        -       third parties could market superior or equivalent products.

As a result of the above risks:

        - our research and development activities may not be successfully completed;

        - clinical trials may not be allowed by the FDA or other regulatory authorities;

        -       clinical trials may not commence as planned;

        - required U.S. or foreign regulatory approvals may not be obtained on a timely basis, if at all; and

        - products for which approval is obtained may not result in any commercially viable products.

RELIANCE ON NOVEL SCIENTIFIC APPROACH

        Our product development efforts are based on the novel scientific approach of therapeutic apoptosis modulation, which is a process of regulating genetically programmed cell death. This process has not been widely studied and there is substantial risk that this approach will not be successful.

        Moreover, we are applying this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies. Many of these other companies are much larger and better funded than we are.

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

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        We have incurred significant operating losses since our inception in 1992. At December 31, 1998, we had an accumulated deficit of approximately $42.6 million. Our research, development, testing and regulatory compliance activities and our projected general and administrative expenses are expected to result in significant operating losses for at least the next several years.

        Revenues, if any, that we may receive in the next few years will be limited to payments from the following sources:

        - our agreement with Introgen related to the Bak gene, provided Introgen exercises its option to enter into a license agreement with us;

        - payments under research or product development relationships that we may establish in the future;

        - payments under license agreements that we may establish in the future;

        -       sales of products that we may develop in the future; and

        -       interest payments.

We may not receive the above payments because we may not be able to (i) establish any additional collaborative relationships, (ii) enter into any license agreements, or (iii) develop or acquire any products in the future.

        Our ability to achieve profitability also will depend upon the following:

        -       our ability to successfully compete either alone or with others;

        -       development of our potential products;

        -       clinical trial results regulatory approvals; and

        - our ability to manufacture and market our products or to enter into license agreements on acceptable terms.

DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

        We are highly dependent on the principal members of our management and scientific staff, including: G. Kirk Raab, Chairman of the Board of Directors; and Paul J. Hastings, President and Chief Executive Officer. The departure of one of these persons or any other members of our staff could have a material adverse effect on operations.

        We recently entered into employment agreements with Paul J. Hastings and Mr. Raab. We also recently entered into a consulting agreement with L. David Tomei. Any of these people, however, may terminate his relationship with the Company at any time. Dr. Donald H. Picker, the Company's Chief Operating Officer, recently resigned from the Company. The laws of the State of California generally restrict or prohibit post-employment noncompetition covenants and, therefore, none of our employees are subject to any restriction on competition in the future. Any employees that leave the Company could organize competitive businesses or accept employment with companies competitive with us.

        We are dependent on collaborators at research institutions and our advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to our success. There is intense competition for such qualified personnel, and we may not be able to continue to attract and retain the personnel necessary for the development of our business.

        Our planned activities will require additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. These activities will require additional expertise by existing management personnel, the hiring of additional personnel, or the hiring outside consultants. If we are unable to hire new qualified personnel or otherwise develop such expertise, our operations could be harmed.

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

        For example, we entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics Inc., enabling Introgen to assess the anti-tumor activity of the Bak gene. The agreement also grants Introgen an option to enter into an exclusive license agreement with us related to the Bak gene, however. Introgen is not obligated to enter into a license agreement with us. Introgen subsequently assigned this agreement to an affiliate, Gendux Inc.

        We may be unable to establish additional collaborative arrangements or license agreements that we consider necessary or acceptable. Additionally, we may be unable to develop and commercialize our potential products, and our collaborative arrangements or license agreements may not be successful.

        Some of our future collaborative arrangements may place responsibility for preclinical testing and human clinical trials and for preparing and submitting applications for regulatory approval for potential products on our collaborative partner. Our business may be adversely affected if a collaborative partner fails to develop or commercialize successfully any potential product to which it has rights. Our collaborators may pursue alternative technologies or develop products either on their own or in collaboration with others.

RISKS ASSOCIATED WITH LICENSES

        We have licensed technologies developed by various research institutes and universities. Pursuant to the terms of these agreements, we may be obligated to make royalty payments on the sales, if any, of licensed products or milestone payments. In some instances, we are responsible for the cost of filing and prosecuting patent applications. Some of our license agreements also require that we exercise diligence in bringing potential products to market. In the event that we are unable to meet our obligations under the license agreements, we could lose our rights to our technologies under the license agreements.

LIMITED MARKETING, SALES, CLINICAL TESTING OR REGULATORY COMPLIANCE ACTIVITIES

        We have restricted our hiring to scientists and a small administrative staff and have made only a small investment in clinical testing or regulatory compliance resources. If we successfully develop any commercially marketable pharmaceutical products, we may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability. Alternatively, we may choose to pursue the commercialization of products on our own. We be unable to enter into marketing arrangements on acceptable terms, or at all.

        We also may need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if we develop pharmaceutical products with commercial potential that we decide to commercialize without the help of others. We may be unable to hire these people.

MANUFACTURING LIMITATIONS

        We currently do not have the capability to manufacture products under the current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. We will need this capability in order to independently manufacture, package, label and distribute our potential pharmaceutical or other products. Alternatively, we may seek arrangements with contract manufacturers or contract packagers to do the following:

        - supply sufficient quantities of products to conduct clinical trials, and

        - manufacture, packaging, labeling and distribution of finished pharmaceutical products.

        If we are unable to manufacture or contract for a sufficient supply of potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed. A delay in the testing schedule would result in the delay of submission of products for regulatory approval and initiation of new development programs.

        Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other products could delay the market introduction and subsequent sales of those products. In addition, contract manufacturers that we may use must adhere to GMP required by the FDA.

        We have entered into a manufacturing agreement with Chesapeake Biological Laboratories, Inc. ("CBL") to manufacture HK-Cardiosol(TM) and CP-Cardiosol(TM) for clinical trials. CBL may be unable to manufacture sufficient quantities of HK-Cardiosol(TM) and CP-Cardiosol(TM).

        California manufacturing companies are required to obtain a license from the State of California to distribute any investigational products. This license will be issued to us only if we are in compliance with the GMP regulations, as determined by an inspection conducted by the State of California. If we are unable to manufacture our potential products independently or to obtain or retain third-party manufacturing on commercially acceptable terms, we may be unable to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products could harm our profit margins and our ability to develop and deliver products on a timely and competitive basis.

        We have no experience in the manufacture of pharmaceutical products or medical devices in clinical quantities or for commercial purposes. If we decide to manufacture products ourselves, the following would occur:

        - we would be subject to the regulatory requirements described above;

        - we would be subject to similar risks regarding delays or difficulties encountered in manufacturing those products; and

        -       we would require substantial additional capital.

        Because of these risks, we may not be able to manufacture any products successfully or in a cost effective manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We do not have exposure to market risks associated with changes in interest rates as we have no variable interest rate debt outstanding. We do not believe we have any other material exposure to market risks associated with interest rates.

ITEM 8.   FINANCIAL STATEMENTS

        The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-29 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers of the Company

        The names of the executive officers of the Company and certain information about them as of March 15, 1999 are set forth below:

NAME OF EXECUTIVE OFFICER                    AGE             PRINCIPAL OCCUPATION
-------------------------                    ---             --------------------
Paul J. Hastings........................     39    President and Chief Executive Officer

Samuil R. Umansky.......................     57    Chief Scientific Officer and Vice
                                                   President, Molecular Pharmacology

Patti M. Childs.........................     31    Director, Finance and Administration
                                                   and Corporate Secretary

        Paul J. Hastings was appointed President and Chief Executive Officer in August 1998. Mr. Hastings was President of Genzyme Therapeutics Worldwide from January 1997 to July 1998, responsible for Genzyme's largest and most profitable division marketing enzyme replacement therapy for rare genetic diseases. Mr. Hastings was President of Genzyme Therapeutics, Europe from January 1996 to January 1997, Vice President, General Manager, Genzyme Therapeutics, Europe from April 1995 to January 1996, and Vice President, Global Marketing, Genzyme Therapeutics from August 1994 to April 1995. Prior to that, Mr. Hastings was Vice President, Marketing and Sales, Vice President, General Manager, Synergen Europe from 1991 to 1994, Director of Market Planning 1989 to 1991. Prior to that, Mr. Hastings was Senior Product Manager at Hoffman La Roche from 1987 to 1989. Mr. Hastings holds a B.S. degree in Pharmacy from the University of Rhode Island.

        Samuil R. Umansky, was appointed as Chief Scientific Officer in August 1997 and has also been Vice President of Molecular Pharmacology since January 1996. From February 1993 to January 1996, he served as Director of Cell Biology. Prior to joining the Company, Dr. Umansky was a professor at the Institute of Biological Physics, the USSR Academy of Science from 1968 to 1993. In 1987, Dr. Umansky was awarded the Soviet State Prize for his work in the field of radiation treatment induced cell death and is recognized internationally for his research on apoptosis. His group at LXR has proved the role of apoptosis in Acute Myocardial Infarction and discovered SARPS, a new family of secreted proteins, involved in regulation of apoptosis. He is founder of the USSR Radiobiological society. Dr. Umansky has published numerous articles in both Soviet and Western journals, including the first description of apoptosis-related DNA fragmentation. Dr. Umansky holds an M.D., a Ph.D. and a D.Sc. degree in radiation biology from the highest committee of Attestation of Scientists, awarded on the basis of his studies at the Institute of Biological Physics, the USSR Academy of Science.

        Patti M. Childs, was appointed Director, Finance and Administration, and Corporate Secretary in December 1998, and was Assistant Controller from January 1996 to December 1998. Prior to joining the Company, Ms. Childs was at KPMG Peat Marwick LLP , from August 1989 to January 1996, most recently as an Audit Manager. She received a B.S. degree in business administration from St. Mary's College of California in Moraga and is a Certified Public Accountant in the State of California.

Election of Directors

        The section entitled "Proposal No. 1 - Election of Directors" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

Beneficial Ownership Compliance

        The section entitled " Section 16(a) Beneficial Ownership Compliance" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth the information concerning compliance by officers, directors and 10% stockholders of the Company with Section 16 of the Exchange Act and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Certain Transactions" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth certain information with respect to certain business relationships and transactions between the Company and its directors, officers and principal stockholders and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a) Financial Statements (see Item 8 and pages F-1 through F-29 of this Report)

                                                                                             Page
                                                                                             ----
             Independent Auditors' Report....................................................F-2

             Consolidated Balance Sheets.....................................................F-3

             Consolidated Statements of Operations...........................................F-4

             Consolidated Statements of Stockholders' Equity (Deficit).......................F-5

             Consolidated Statements of Cash Flows...........................................F-7

             Notes to Consolidated Financial Statements......................................F-9


(b)     Financial Statement Schedules

             All schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)     Exhibits.

      EXHIBIT
       NUMBER                           TITLE
      -------                           -----
        3.01    Company's Certificate of Incorporation. (Incorporated by
                reference to Exhibit Number 3.01 to the Company's Quarterly
                Report on Form 10-QSB for the quarter ended June 30, 1996)

        3.02    Company's Bylaws. (Incorporated by reference to Exhibit Number
                3.02 to the Company's Registration Statement on Form S-1 (File
                No. 33-72814) declared effective by the Securities and Exchange
                Commission on May 6, 1994 (the "Form S-1"))

        3.03    Amendment to the Company's Certificate of Incorporation.
                (Incorporated by reference to Exhibit Number 3.03 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                June 30, 1996)

        3.04    Certificate of Amendment of Restated Certificate of
                Incorporation. (Incorporated by reference to Exhibit Number 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 1998 Form 10-Q"))

        4.01    Form of Specimen Certificate for Company's Common Stock.
                (Incorporated by reference to Exhibit Number 4.01 to the Form
                S-1)

      *10.01    1993 Stock Option Plan, as amended to date, and related Stock
                Option Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.01 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1998 and Exhibit Number 10.01 to the Company's Quarterly Report on Form
                10-QSB for the quarter

      EXHIBIT
       NUMBER                           TITLE
      -------                           -----
                ended June 30, 1997)

        *10.02  1993 Directors' Stock Option Plan and related Stock Option
                Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.02 to the Company's Quarterly Report on Form
                10-QSB for the quarter ended June 30, 1996)

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

       **10.13  License Agreement dated June 1, 1993 between the Company and the
                University of

      EXHIBIT
       NUMBER                           TITLE
      -------                           -----
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

        10.26 Share Purchase Warrant of the Company. (Incorporated by reference to Exhibit Number 4.02 to the January 1996 Form 8-K)

        10.27   Registration Rights Agreement dated January 9, 1996.
                (Incorporated by reference to Exhibit Number 4.03 to the January
                1996 Form 8-K)



      EXHIBIT
       NUMBER                           TITLE
      -------                           -----
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

        10.37   Form of Registration Rights Agreement dated December 11, 1996.
                (Incorporated by reference to Exhibit No. 4.05 to the January
                1997 Form 8-K)

        10.37   Form of Registration Rights Agreement dated December 12, 1996.
                (Incorporated by reference to Exhibit No. 4.06 to the January
                1997 Form 8-K)

        10.38   Master Loan and Security Agreement between the Company and
                Transamerica Business Credit Corporation, dated May 13, 1997.
                (Incorporated by reference to Exhibit 10.38 to Company's
                Quarterly Report on Form 10-QSB for the quarter ended June 30,
                1997 (the "June 1997 Form 10-QSB))

        10.39   Stock Subscription Warrant between the Company and Meier
                Mitchell and Company, LLC, dated May 13, 1997. (Incorporated by reference to Exhibit 10.39 to the June 1997 Form 10-QSB)

        10.40   Stock Subscription Warrant between the Company and Transamerica
                Business Credit Corporation, dated May 13, 1997. (Incorporated by reference to Exhibit 10.40 to the June

      EXHIBIT
       NUMBER                           TITLE
      -------                           -----
                1997 Form 10-QSB)

      **10.41   Research and Development Agreement between the Company and
                Oxford Asymmetry Limited, dated April 18, 1997. (Incorporated by reference to Exhibit 10.41 to the June 1997 Form 10-QSB)

      **10.42   Clinical Service Agreement between the Company and Innovex,
                Inc., dated June 6, 1997. (Incorporated by reference to Exhibit
                10.42 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (the "September 1997 Form
                10-QSB"))

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

        10.46   Amendment No. 2 dated December 31, 1997 to the Subscription
                Agreement dated December 12, 1997 between the Company and Grace
                Brothers Limited. (Incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated December 31,
                1997.)

     ***10.47   Consulting Agreement dated February 13, 1998 between the
                Company and G. Kirk Raab. (Incorporated by reference to Exhibit
                Number 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB"))

       *10.48   Service Agreement dated April 20, 1998 between the Company and
                G. Kirk Raab. (Incorporated by reference to Exhibit Number 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 1998 Form 10-Q"))

       *10.49   Consulting Agreement dated July 29, 1998 between the Company and
                Dr. L. David Tomei. (Incorporated by reference to Exhibit Number
                10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 1998 Form
                10-Q"))

       *10.50 Employment Agreement dated August 13, 1998 between the Company and Paul J. Hastings. (Incorporated by reference to Exhibit
                Number 10.50 to the September 1998 Form 10-Q)

       *10.51   Release Letter Agreement dated October 7, 1998 between the
                Company and Dr. Donald H. Picker. (Incorporated by reference to
                Exhibit Number 10.51 to the September 1998 Form 10-Q)

       *10.52 Employment Agreement dated October 12, 1998 between the Company and Dr. Samuil R. Umansky.

        11.01   Computation of Net Loss Per Share.

        21.01 Subsidiaries of the Company. (Incorporated by reference to Exhibit Number 21.01 to the Form S-1)

        23.01   Consent of KPMG LLP, Independent Auditors.

      EXHIBIT
       NUMBER                           TITLE
      -------                           -----
        27.01   Financial Data Schedule

-----------

*       Represents a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted with respect to certain portions of this document.

*** Confidential treatment has been requested with respect to certain portions of this document.



(d)     Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    PAGE
                                                                    ----
Independent Auditors' Report....................................     F-2
Consolidated Balance Sheets.....................................     F-3
Consolidated Statements of Operations...........................     F-4
Consolidated Statements of Stockholders' Equity (Deficit).......     F-5
Consolidated Statements of Cash Flows...........................     F-7
Notes to Consolidated Financial Statements......................     F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
LXR Biotechnology Inc.:

We have audited the accompanying consolidated balance sheets of LXR Biotechnology Inc. and subsidiary, a development stage enterprise, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from April 20, 1992 (date of incorporation) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LXR Biotechnology Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from April 20, 1992 (date of incorporation) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited liquidity, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                     /s/KPMG LLP

San Francisco, California
February 22, 1999

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                   Assets                                               1998                 1997
                   ------                                           ------------         ------------
Current assets:
    Cash and cash equivalents                                       $  3,495,582         $ 11,536,687
    Prepaid expenses                                                      93,811              210,695
    Other receivables                                                    133,339               40,237
                                                                    ------------         ------------
           Total current assets                                        3,722,732           11,787,619

Equipment and leasehold improvements, net                                975,284            1,485,847
Notes receivable from related parties                                    180,000              205,000
Deposits and other assets                                                 40,898               96,633
                                                                    ------------         ------------
           Total assets                                             $  4,918,914         $ 13,575,099
                                                                    ============         ============

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                $    289,542         $    740,809
    Accrued private placement commission                                      --              467,789
    Accrued payroll related expenses                                     133,635              161,280
    Other accrued liabilities                                             36,777              113,503
    Litigation settlement payable                                        170,000                   --
    Deferred rent obligation                                             317,564              290,408
    Short-term portion of note payable                                   199,388              172,730
                                                                    ------------         ------------
           Total current liabilities                                   1,146,906            1,946,519

Note payable, excluding short-term portion                               193,459              409,707
                                                                    ------------         ------------
           Total liabilities                                           1,340,365            2,356,226
                                                                    ------------         ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                                  --                   --
    Common stock, $0.0001 par value; 60,000,000 shares
      authorized; 28,691,669 and 27,485,850 shares issued
      and outstanding in 1998 and 1997, respectively                       2,839                2,719
    Common stock to be issued; 75,000 and 252,453 shares in
      1998 and 1997, respectively                                              8                   26
    Additional paid-in capital                                        46,176,875           44,017,309
    Deficit accumulated during the development stage                 (42,585,998)         (32,786,006)
    Treasury stock, common stock; at cost; 182,012 shares in
      1998 and 1997                                                      (15,175)             (15,175)
                                                                    ------------         ------------
           Total stockholders' equity                                  3,578,549           11,218,873
                                                                    ------------         ------------
           Total liabilities and stockholders' equity               $  4,918,914         $ 13,575,099
                                                                    ============         ============


See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations



                                                                                                          April 20, 1992
                                                                                                            (date of
                                                                  Years ended                             incorporation)
                                                                  December 31,                               through
                                            ------------------------------------------------------         December 31,
                                                1998                 1997                 1996                1998
                                            ------------         ------------         ------------        --------------
Revenues:
    Grant revenue                           $         --         $     57,348         $    114,396         $    171,744
    Funded Research                              114,038              101,665                   --              215,703
    License fee and option revenue                50,000              700,000              300,000            1,050,000
                                            ------------         ------------         ------------         ------------
           Total revenues                        164,038              859,013              414,396            1,437,447
                                            ------------         ------------         ------------         ------------
Research and development                       6,132,258            7,154,621            5,519,317           30,195,586
General and administrative                     4,159,527            3,335,167            2,702,390           14,762,138
                                            ------------         ------------         ------------         ------------
           Total expenses                     10,291,785           10,489,788            8,221,707           44,957,724
                                            ------------         ------------         ------------         ------------
           Loss from operations              (10,127,747)          (9,630,775)          (7,807,311)         (43,520,277)
                                            ------------         ------------         ------------         ------------

Interest income, net:
    Interest income                              407,428              400,720              244,476            1,413,606
    Interest expense                             (78,073)             (38,632)             (58,564)            (471,322)
                                            ------------         ------------         ------------         ------------
           Interest income, net                  329,355              362,088              185,912              942,284
                                            ------------         ------------         ------------         ------------
           Loss before income taxes           (9,798,392)          (9,268,687)          (7,621,399)         (42,577,993)

Income taxes                                       1,600                1,600                1,600                8,000
                                            ------------         ------------         ------------         ------------
           Net loss                         $ (9,799,992)        $ (9,270,287)        $(7,622,999)         $ (42,585,993)
                                            ============         ============         ============         ============
Net loss per share (basic & diluted)        $       (.34)        $       (.42)        $       (.48)
                                            ============         ============         ============

Weighted average shares used to
    compute net loss per share
    (basic & diluted)                         28,422,415           22,177,991           15,815,495
                                            ============         ============         ============


See accompanying notes to consolidated financial statements.

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
        April 20, 1992 (date of incorporation) through December 31, 1998

                                                                                                       COMMON STOCK
                                                PREFERRED STOCK                COMMON STOCK            TO BE ISSUED
                                            -------------------------     ------------------------   -----------------
                                              SHARES                        SHARES
                                              ISSUED         AMOUNT         ISSUED         AMOUNT    SHARES   AMOUNT
                                            ----------     ----------     ----------    ----------   ------ ----------
Issuance of common stock                            --     $       --        758,333    $       76    --    $       --
Issuance of Series A preferred stock         1,059,000         10,590             --            --    --            --
Net loss                                            --             --             --            --    --            --
                                            ----------     ----------     ----------    ----------   ----    ---------
Balances as of December 31, 1992             1,059,000         10,590        758,333            76    --            --

Issuance of Series A preferred stock           191,000          1,910             --            --    --            --
Issuance of 2% common stock dividend                --             --         15,167             1    --            --
Conversion of Series A preferred stock
  to common stock                           (1,250,000)       (12,500)       625,000            63    --            --
Issuance of common stock per agreement
  with D. Blech and others                          --             --      2,000,000           200    --            --
Issuance of common stock                            --             --        551,650            55    --            --
Forgiveness of notes receivable from
  stockholders                                      --             --             --            --    --            --
Issuance of stock warrants                          --             --             --            --    --            --
Net loss                                            --             --             --            --    --            --
                                            ----------     ----------     ----------    ----------   ----   ----------
Balances as of December 31, 1993                    --             --      3,950,150           395    --            --

Issuance of common stock                            --             --      2,875,000           288    --            --
Conversion of note payable to D. Blech
  and others into common stock                      --             --        798,778            80    --            --
Payment of notes receivable and
  repurchase of common stock                        --             --             --            --    --            --
Net loss                                            --             --             --            --    --            --
                                            ----------     ----------     ----------    ----------   ----   ----------
Balances as of December 31, 1994                    --             --      7,623,928           763    --            --

Issuance of common stock                            --             --        100,000            10    --            --
Payment of notes receivable                         --             --             --            --    --            --
Stock options exercised                             --             --          1,475            --    --            --
Net loss                                            --             --             --            --    --            --
                                            ----------     ----------     ----------    ----------   ----   ----------
Balances as of December 31, 1995                    --     $       --      7,725,403    $      773    --    $       --

                                                                           DEFICIT                                        TOTAL
                                                           NOTES         ACCUMULATED           TREASURY STOCK             STOCK-
                                           ADDITIONAL    RECEIVABLE      DURING THE     ----------------------------     HOLDERS'
                                            PAID-IN         FROM         DEVELOPMENT       SHARES                         EQUITY
                                            CAPITAL     STOCKHOLDERS        STAGE        REPURCHASED       AMOUNT       (DEFICIT)
                                         ------------   ------------    ------------    ------------    ------------   ------------
Issuance of common stock                 $    113,674   $    (91,000)   $         --                    $         --   $     22,750
Issuance of Series A preferred stock          518,910             --              --              --              --        529,500
Net loss                                           --             --        (222,213)                                      (222,213)
                                         ------------   ------------    ------------    ------------    ------------   ------------
Balances as of December 31, 1992              632,584        (91,000)       (222,213)             --              --        330,037

Issuance of Series A preferred stock           93,590             --              --              --              --         95,500
Issuance of 2% common stock dividend                4             --              (5)             --              --             --
Conversion of Series A preferred stock
  to common stock                              12,437             --              --              --              --             --
Issuance of common stock per agreement
  with D. Blech and others                        400             --              --              --              --            600
Issuance of common stock                       16,495        (16,385)             --              --              --            165
Forgiveness of notes receivable from
  stockholders                                     --         16,385              --              --              --         16,385
Issuance of stock warrants                     10,500             --              --              --              --         10,500
Net loss                                           --             --      (3,441,014)             --              --     (3,441,014)
                                         ------------   ------------    ------------    ------------    ------------   ------------
Balances as of December 31, 1993              766,010        (91,000)     (3,663,232)             --              --     (2,987,827)

Issuance of common stock                   10,921,607             --              --              --              --     10,921,895
Conversion of note payable to D. Blech
  and others into common stock              3,594,420             --              --              --              --      3,594,500
Payment of notes receivable and
  repurchase of common stock                       --         10,743              --        (128,978)         (9,853)           890
Net loss                                           --             --      (5,913,541)             --              --     (5,913,541)
                                         ------------   ------------    ------------    ------------    ------------   ------------
Balances as of December 31, 1994           15,282,037        (80,257)     (9,576,773)       (128,978)         (9,853)     5,615,917

Issuance of common stock                      114,168             --              --              --              --        114,178
Payment of notes receivable                        --          1,257              --              --              --          1,257
Stock options exercised                            44             --              --              --              --             44
Net loss                                           --             --      (6,315,947)             --              --     (6,315,947)
                                         ------------   ------------    ------------    ------------    ------------   ------------
Balances as of December 31, 1995         $ 15,396,249   $    (79,000)   $(15,892,720)       (128,978)   $     (9,853)  $   (584,551)


                                                                     (Continued)

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
        April 20, 1992 (date of incorporation) through December 31, 1998


                                                           PREFERRED STOCK        COMMON STOCK                   COMMON STOCK
                                                           ---------------        ------------                   TO BE ISSUED
                                                           SHARES   SHARES     SHARES                            ------------
                                                           ISSUED   AMOUNT     ISSUED         AMOUNT         SHARES          AMOUNT
                                                           ------   ------     ------         ------         ------          ------
Balances as of December 31, 1995                              --     $ --      7,725,403     $      773             --      $    --
Private placement of common stock (net of issuance costs)     --       --      8,096,000            810             --           --
Stock options exercised                                       --       --         10,169              1             --           --
Repurchase of common stock                                    --       --             --             --             --           --
Warrant exercised                                             --       --        319,880              1             --           --
Acquisition of Cardiosol technology                           --       --         37,500              4        187,500           19
Issuance of warrant                                           --       --             --             --             --           --
Cancellation of notes receivable from stockholders            --       --             --             --             --           --
Private placement of common stock (net of issuance costs)     --       --      5,735,735            574             --           --
Stock options granted                                         --       --             --             --             --           --
Net loss                                                      --       --             --             --             --           --
                                                              --     ----     ----------     ----------     ----------      -------
Balances as of December 31, 1996                              --       --     21,924,687          2,163        187,500           19

Issuance of common stock to Boehringer Mannheim               --       --         37,500              4             --           --
  in connection with private placement
Common stock to be issued                                     --       --             --             --        102,453           11
Stock options exercised                                       --       --          1,000             --             --           --
Issuance of warrants                                          --       --             --             --             --           --
Issuance of common stock subscribed on acquisition of
  Cardiosol technology                                        --       --         37,500              4        (37,500)          (4)
Private placement of common stock (net of issuance costs)     --       --      5,485,163            548             --           --
Net loss                                                      --       --             --             --             --           --
                                                              --     ----     ----------     ----------     ----------      -------
Balances at December 31, 1997                                 --       --     27,485,850          2,719        252,453           26

Common stock issued for services                              --       --        105,000             11        (15,000)          (2)
Stock options exercised                                       --       --         68,362              6             --           --
Issuance of warrants                                          --       --         64,077              6             --           --
Issuance of common stock subscribed on acquisition of
  Cardiosol technology                                        --       --         75,000              7        (75,000)          (7)
Private placement of common stock (net of issuance costs)     --       --        893,380             90        (87,453)          (9)
Stock options granted                                         --       --             --             --             --           --
Net loss                                                      --       --             --             --             --           --
                                                              --     ----     ----------     ----------     ----------      -------
Balances at December 31, 1998                                 --     $ --     28,691,669     $    2,839         75,000      $     8
                                                              ==     ====     ==========     ==========     ==========      =======


                                                                         DEFICIT
                                                            NOTES       ACCUMULATED         TREASURY STOCK          TOTAL STOCK-
                                            ADDITIONAL   RECEIVABLE     DURING THE    ---------------------------     HOLDERS'
                                             PAID-IN        FROM        DEVELOPMENT      SHARES                        EQUITY
                                             CAPITAL    STOCKHOLDERS       STAGE      REPURCHASED       AMOUNT       (DEFICIT)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balances as of December 31, 1995          $ 15,396,249  $    (79,000)  $(15,892,720)      (128,978)  $     (9,853)  $   (584,551)
Private placement of common
  stock (net of issuance costs)              8,630,157            --             --             --             --      8,630,967
Stock options exercised                          1,798            --             --             --             --          1,799
Repurchase of common stock                          --         3,812             --        (53,034)        (5,322)        (1,510)
Warrant exercised                               19,504            --             --             --             --         19,505
Acquisition of Cardiosol technology            576,540            --             --             --             --        576,563
Issuance of warrant                              6,572            --             --             --             --          6,572
Cancellation of notes receivable
  from stockholders                                 --        75,188             --             --             --         75,188
Private placement of common stock
  (net of issuance costs)                   10,116,079            --             --             --             --     10,116,653
Stock options granted                           31,875            --             --             --             --         31,875
Net loss                                            --            --     (7,622,999)            --             --     (7,622,999)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balances as of December 31, 1996            34,778,774            --    (23,515,719)      (182,012)       (15,175)    11,250,062

Issuance of common stock to Boehringer
  Mannheim in connection with
  private placement                            149,996            --             --             --             --        150,000
Common stock to be issued                       29,052            --             --             --             --         29,063
Stock options exercised                          1,563            --             --             --             --          1,563
Issuance of warrants                            56,988            --             --             --             --         56,988
Issuance of common stock subscribed on
  acquisition of Cardiosol technology               --            --             --             --             --             --
Private placement of common stock
  (net of issuance costs)                    9,000,936            --             --             --             --      9,001,484
Net loss                                            --            --     (9,270,287)            --             --     (9,270,287)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balances at December 31, 1997               44,017,309            --    (32,786,006)      (182,012)       (15,175)    11,218,873

Common stock issued for services               211,491            --             --             --             --        211,500
Stock options exercised                        100,641            --             --             --             --        100,647
Issuance of warrants                            92,213            --             --             --             --         92,219
Issuance of common stock subscribed
  on acquisition of Cardiosol technology            --            --             --             --             --             --
Private placement of common stock
  (net of issuance costs)                    1,368,169            --             --             --             --      1,368,250
Stock options granted                          387,052            --             --             --             --        387,052
Net loss                                            --            --     (9,799,992)            --             --     (9,799,992)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balances at December 31, 1998             $ 46,176,875  $         --   $(42,585,998)      (182,012)  $    (15,175)  $  3,578,549
                                          ============  ============   ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                   April 20, 1992
                                                                                                     (date of
                                                               Years ended                         incorporation)
                                                               December 31,                           through
                                             ------------------------------------------------       December 31,
                                                1998              1997              1996               1998
                                             ------------      ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                   $ (9,799,992)     $ (9,270,287)     $ (7,622,999)     $(42,585,993)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation and amortization               635,308           407,718           490,169         2,713,404
      Amortization of discount on
        investments                                    --                --                --           (89,850)
      Loss on disposal of assets                       --               712                --             4,788
      Cancellation of notes receivable
        from stockholders                              --                --            75,188            91,573
      Forgiveness of loans to related
        parties                                    50,000                --                --            50,000
      Cost of acquired research and
        development related to OAI
        acquisition in exchange for note
        receivable                                     --                --                --           106,111
      Cost of acquired technology
        related to Cardiosol in
        exchange for common stock                      --                --           576,563           576,563
      Equity instruments issued for
        fees and services                         211,500            86,051             6,572           314,623
      Stock options granted                       387,052                --            31,875           418,927
      License fee revenue resulting
        from equipment received                   (57,008)         (342,992)               --          (400,000)
      Changes in operating assets and
        liabilities:
        Prepaid expenses and other
          receivables                              80,790          (112,551)           78,665          (169,512)
        Deposits and other assets                  (1,273)          (70,318)          190,823          (143,536)
        Accounts payable                          (83,528)           42,359           (97,649)          283,437
        Accrued expenses and deferred
          rent obligation                        (742,743)          562,800           280,791           664,081
                                             ------------      ------------      ------------      ------------

         Net cash used in operating
          activities                           (9,319,894)       (8,696,508)       (5,990,002)      (38,165,384)
                                             ------------      ------------      ------------      ------------

Cash flows from investing activities:
  Purchase of investments                              --                --                --        (3,910,150)
  Purchase of equipment and leasehold
     improvements                                 (67,737)         (953,192)         (182,794)       (2,471,963)
  Proceeds from maturity of investments                --                --                --         4,000,000
  Loans to related parties                       (150,000)          (45,000)         (160,000)         (355,000)
  Repayment of loans to related parties           125,000                --                --           125,000
                                             ------------      ------------      ------------      ------------

         Net cash used in investing
           activities                             (92,737)         (998,192)         (342,794)       (2,612,113)
                                             ------------      ------------      ------------      ------------

Cash flows from financing activities:
  Net proceeds from sale of common
    stock                                       1,368,250        10,430,184        17,468,920        40,951,942
  Proceeds from notes payable to
    related parties                                    --                --                --         4,694,500
  Proceeds from line of credit                         --                --                --           375,000
  Proceeds from equipment loan                         --           701,249                --           701,249
  Repayment of notes payable and line
    of credit                                    (189,590)         (118,812)         (600,000)       (1,889,513)
  Principal payments for obligations
    under capital lease                                --                --          (406,960)         (776,513)
  Payments received for notes
    receivable from stockholders                       --                --                --             2,147
  Net proceeds from exercise of stock
    options                                       100,647             1,563             1,799           104,053
  Repurchase of common stock                           --                --            (1,510)           (1,510)
  Proceeds from exercise of warrants               92,219                --            19,505           111,724
                                             ------------      ------------      ------------      ------------

         Net cash provided by
           financing activities                 1,371,526        11,014,184        16,481,754        44,273,079
                                             ------------      ------------      ------------      ------------

Net increase (decrease) in cash and
    cash equivalents                           (8,041,105)        1,319,484        10,148,958         3,495,582

Cash and cash equivalents at beginning
  of period                                    11,536,687        10,217,203            68,245                --
                                             ------------      ------------      ------------      ------------

Cash and cash equivalents at end of
   period                                    $  3,495,582      $ 11,536,687      $ 10,217,203      $  3,495,582
                                             ============      ============      ============      ============



                                                                     (continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                Consolidated Statements of Cash Flows, Continued




                                                                                              April 20, 1992
                                                                                                 (date of
                                                                 Years ended                  incorporation)
                                                                 December 31,                     through
                                                  -----------------------------------------     December 31,
                                                      1998          1997           1996            1998
                                                  -----------    -----------    -----------     ----------
Supplemental cash flow information:

  Cash paid for income taxes                      $     1,600    $     1,600    $     1,600     $    7,400
                                                  ===========    ===========    ===========     ==========

  Cash paid for interest                          $    78,073    $    38,632    $    68,890     $  471,844
                                                  ===========    ===========    ===========     ==========

  Noncash investing and financing activities:

    Common stock issued in exchange for
      notes receivable from stockholders          $        --    $        --    $        --     $  107,385
                                                  ===========    ===========    ===========     ==========

    Equipment purchased under capital
      lease obligation                            $        --    $        --    $        --     $  855,022
                                                  ===========    ===========    ===========     ==========

    Stock dividend                                $        --    $        --    $        --     $        5
                                                  ===========    ===========    ===========     ==========

    Common stock issued in exchange for
      note payable to D. Blech and
      others                                      $        --    $        --    $        --     $3,594,500
                                                  ===========    ===========    ===========     ==========

    Repurchase of common stock in
      exchange for notes receivable
      from stockholders                           $        --    $        --    $     3,812     $   13,665
                                                  ===========    ===========    ===========     ==========

    Receivable for common stock issued
      in Private Placement                        $        --    $        --    $ 1,278,700     $1,278,700
                                                  ===========    ===========    ===========     ==========

    Forgiveness of notes receivable
      from related parties                        $    50,000    $        --    $        --     $   50,000
                                                  ===========    ===========    ===========     ==========


See accompanying notes to consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                        December 31, 1998, 1997 and 1996


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

      The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. All of the Company's potential pharmaceutical, medical device and medical food/nutriceutical products are currently in research and development, and no revenues from the sale of such products have been generated to date. There can be no assurance that the Company will be able to develop, manufacture, or market a commercial product from these projects. In addition, there can be no assurance that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products it may develop.

      Liquidity

      The Company has incurred losses since its inception and expects to incur substantial additional research and development costs prior to reaching profitability, including costs related to clinical trials and manufacturing and marketing expenses. Based upon its current plans, the Company believes it has sufficient funds to meet the Company's operating expenses and capital requirements through the middle of the third quarter of 1999. The Company will need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

      Cash and Cash Equivalents

      Cash and cash equivalents at December 31, 1998 and 1997 includes cash on hand and short term investments with original maturities of three months or less.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                        December 31, 1998, 1997 and 1996





(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Equipment is depreciated on the straight line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of the lease term or the useful life of the improvement.

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

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the Company reviews, as circumstances dictate, the carrying amount of its long-lived assets for the purpose of determining whether the carrying amounts are recoverable. Recoverability is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based upon the excess of the carrying value over the fair value.

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

      Net Loss Per Share

      Net loss per share has been computed using the weighted average number of common shares, outstanding during each period presented in accordance with SFAS No.128, Earnings Per Share.

      Stock Option Plans

      As allowed under the provisions of SFAS No.123, Accounting for Stock Based Compensation, the Company applies Accounting Principals Board Opinion No. 25 (APB Opinion No. 25) and related interpretations in accounting for its stock option plans for grants issued to employees. SFAS No. 123 is applied for all non-employee grants.

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

      Reclassifications

      Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(2)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consisted of the following:


                                                            December 31,
                                                    ----------------------------
                                                       1998              1997
                                                    -----------      -----------
      Laboratory equipment                          $ 1,901,174      $ 1,809,592
      Computer and other office equipment               198,818          193,239
      Furniture and fixtures                            577,117          576,414
      Leasehold improvements                            946,669          937,847
                                                    -----------      -----------

                                                      3,623,778        3,517,092
      Accumulated depreciation and amortization      (2,648,494)      (2,031,245)
                                                    -----------      -----------

      Equipment and leasehold improvements, net     $   975,284      $ 1,485,847
                                                    ===========      ===========


      Depreciation and amortization expense amounted to approximately $635,000 , $402,000 and $481,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

(3)   NOTE PAYABLE

      In May 1997, the Company entered into an agreement providing for a loan of $200,000 secured by existing equipment and a loan of $500,000 for the purchase of new equipment ("Equipment Loan"). In accordance with the Equipment Loan, loan payments will be made monthly over a three year term with a final balloon payment equal to 10% of the original loan. As of December 31, 1998 there was $392,847 outstanding under the Equipment Loan at an effective interest rate of approximately 15.36%. In connection with the Equipment Loan, the Company issued warrants to purchase 27,000 shares of the Company's common stock at $2.1875 per share. The warrants expire in May 2004 (note 6).

      The Equipment Loan is secured by equipment and leasehold improvements with a net book value of $975,284 at December 31, 1998.

      Future minimum principal payments under the Equipment Loan as of December 31, 1998 are as follows:

Year ending
December 31,
------------
      1999     $199,388
      2000      193,459
               --------

               $392,847
               ========

(4)   OPERATING LEASE

      The Company leases its facility under a noncancelable operating lease which expires in June 2010.

      Future minimum lease payments under the noncancelable operating lease as of December 31, 1998 are as follows:


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(4)   OPERATING LEASE (CONTINUED)

     Year ending                       Operating
     December 31,                         Lease
     ------------                      ----------
        1999                           $  288,675
        2000                              314,918
        2001                              314,918
        2002                              354,283
        2003                              393,648
      Thereafter                        2,558,712
                                       ----------

      Total minimum lease payments     $4,225,154
                                       ==========

      The Company recognizes rent expense on a straight-line basis over the term of the lease. Rental expense for operating leases was approximately $342,000, $339,000, and $344,000 for the years ended December 31, 1998,
      1997 and 1996, respectively.

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

      Common Stock

      During 1992, the Company issued 758,333 shares of common stock in exchange for $22,750 in cash and $91,000 in notes receivable from stockholders. On their respective dates of purchase, a total of 481,250 of these shares were subject to certain vesting provisions. As of December 31, 1998, all outstanding shares are fully vested.

      In March 1993, the Company declared a 2% stock dividend to all common stockholders of record. A total of 9,625 of the 15,167 shares granted as a stock dividend were subject to certain vesting provisions. As of December 31, 1998, all outstanding shares are fully vested.

      On April 5, 1993, the Company issued to the Edward Blech Trust , an affiliate of D. Blech Incorporated, the Underwriter for the Company's Initial Public Offering (the Underwriter), and Mark Germain (formerly a managing director of the Underwriter and Chairman of the Company's Board of Directors), an aggregate of 2,000,000 shares of common stock in exchange for $600.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(5)   CAPITAL STOCK, CONTINUED

      Common Stock, Continued

      In June 1993, the Company issued 551,650 shares of common stock in exchange for $165 in cash and notes receivable from stockholders totaling $16,385. In December 1993, the Board of Directors forgave the $16,385 of indebtedness. On their respective dates of purchase, a total of 444,817 of these shares were subject to certain vesting provisions. As of December 31, 1998, all outstanding shares are fully vested.

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

      In January 1996, the Company raised approximately $8.6 million (net of offering costs) through a private placement offering ( the January 1996 Private Placement) and sale of 7,360,000 shares of the Company's common stock a price of $1.25 per share. The Company also issued 736,000 shares of common stock and warrants to purchase an additional 736,000 shares of the Company's common stock to the placement agents as a selling commission for the January 1996 Private Placement (note 6). The Company filed a registration statement on Form S-3 covering resale of the 8,832,000 shares of common stock issued or issuable in connection with the January 1996 Private Placement and 3,004,839 other shares of common stock issued or issuable by the Company.

      In August 1996, in connection with the Cardiosol Acquisition (note 12), the Company committed to issue 225,000 shares of its common stock to the sellers over a period of four years, of which 150,000 shares have been issued and are outstanding as of December 31, 1998. The remaining 75,000 shares are recorded as common stock to be issued. These 225,000 shares were valued at $2.56 per share, the fair market value on the date the agreement was entered into. An additional 75,000 shares of common stock may be issued to the sellers upon the attainment of certain milestones related to Cardiosol.

      In December 1996, the Company raised approximately $10.1 million (net of offering costs) through a private placement offering (the December 1996 Private Placement) and sale of 5,201,350 shares of the Company's common stock at a price of $2.00 Per Share. The Company also issued 534,385 shares of common stock and warrants to purchase an additional 458,858 shares of the Company's common stock to the placement agents as a selling commission for the December 1996 Private Placement (note 6). The Company filed a registration statement on Form S-3 covering resale of the 6,194,593 shares of common stock issued or issuable in connection with the December 1996 Private Placement and 310,037 other shares of common stock issued or issuable by the Company.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(5)   CAPITAL STOCK, CONTINUED

      Common Stock, Continued

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

      In September 1997, the Company committed to issue 15,000 shares of Company's common stock to a consultant of the Company as consideration for rendering certain advisory services. The Company recognized consulting expense of approximately $29,000 representing the fair market value of the shares on the date of the grant. These expenses are included in general and administrative expenses for the year ended December 31, 1997 and the shares were issued in January 1998.

      In December 1997 and January 1998, the Company raised approximately $9.4 million (net of offering costs) through a private placement offering (the December 1997 Private Placement) and sale of 5,714,286 shares of the Company's common stock at a price of $1.75 per share. In connection with the December 1997 Private Placement, the Company issued 92,828 shares of common stock and warrants to purchase an additional 571,429 shares of the Company's common stock, exercisable at $2.00 per share to the placement agents as selling commission. The Company filed a registration statement on Form S-3 covering resale of the 6,376,821 of the shares issued or issuable in connection with the December 1997 Private Placement and 24,747 other shares of common stock issued or issuable by the Company.

      In February 1998, the Company raised $1,000,000 through a private placement offering and sale of 571,429 shares of the Company's common stock at a price of $1.75 per share to a related party.

      In February 1998, the Company issued an option to purchase 250,000 shares of the Company's common stock to G. Kirk Raab for consulting services. In April 1998, Mr. Raab was granted additional options to purchase 500,000 shares of the Company's common stock in connection with an employment agreement. The Company recorded compensation expense of approximately $174,000 for the year ended December 31, 1998 related to the 250,000 option grant (notes 7 and 14).

      In April 1998, the Company committed to issue 90,000 shares of the Company's common stock to Mark Tomei as partial consideration of the severance due to him upon termination of his Independent Consulting Agreement with the Company (note 14). The fair value of these shares of approximately$211,500 is based on the average closing price of the Company's common stock during the ten days prior to the termination of the Independent Consulting Agreement and was included in general and administrative expense for the year ended December 31, 1998. These shares were issued in July 1998.

      In June 1998, the Company terminated Dr. Kiefer's employment with the Company, and entered into a separate Consulting Agreement (the "Kiefer Consulting Agreement") with him. Under the terms of the Kiefer Consulting Agreement, options to purchase 108,500 shares of the Company's common stock, previously granted to Dr. Kiefer as an employee of the Company, continue to vest and vested options



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(5)   CAPITAL STOCK, CONTINUED

      Common Stock, Continued

      continue to be exercisable. The Company recorded compensation expense of approximately $85,690 for the year ended December 31,1998 related to these options (note 7).

      In July 1998, the Company terminated the employment agreement with Dr. L. David Tomei (Dr. Tomei) and entered into a separate Consulting Agreement (the "Tomei Consulting Agreement") with him. Under the terms of the Tomei Consulting Agreement, options to purchase 418,800 shares of the Company's common stock, previously granted to him, continue to vest and vested options continue to be exercisable. In addition, Dr. Tomei was granted options to purchase 300,000 shares of the Company's common stock under the Tomei Consulting Agreement. The Company recorded compensation expense of approximately $127,139 for the year ended December 31, 1998 related to these options (notes 7 and 14).

      During the year ended December 31, 1998, the Company issued 64,077 shares of the Company's common stock upon exercise of warrants issued at a purchase price of $92,219. As of December 31, 1998, warrants to purchase 1,689,958 shares of stock remain outstanding.

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

(6)   COMMON STOCK WARRANTS

      During November 1993, in connection with a license agreement (note 11), the Company issued a warrant to purchase 5,000 shares of the Company's common stock at any time within five years of an initial public offering of the Company's common stock at a price per share equal to $3.15.

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

      In October 1995, the Company issued warrants to purchase 40,000 shares of the Company's common stock in connection with short-term borrowings from related parties (note 14). The warrants have an exercise price of $2.25 per share and expire in January 2001.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(6)   COMMON STOCK WARRANTS, CONTINUED

      In December 1995, the Company issued a warrant to purchase 8,000 shares of the Company's common stock in connection with short-term borrowings from Kenneth McGuire, a shareholder of the Company subject to SEC Schedule 13D reporting requirements (note 14). The warrant has an exercise price of $2.25 per share and expires in January 2001.

      In connection with the January 1996 Private Placement (note 5), the Company issued warrants to purchase 736,000 shares of the Company's common stock at an exercise price of $1.375 per share. The warrants expire January 2001. In May 1996, the Company issued 305,694 shares of common stock upon exercise of a portion of these warrants. The warrant holder elected a cashless exercise of this 404,789 share warrant resulting in a reduction of the shares issuable under the warrant by 99,095. In July 1996, another warrant holder exercised his option to purchase 14,186 shares of the Company's common stock at a purchase price of $19,505.

      In connection with the December 1996 Private Placement (note 5), the Company issued warrants to purchase 458,858 shares of the Company's common stock at an exercise price of $2.20 per share. The warrants expire in December 2001. In March 1998, the Company issued 64,077 shares of common stock upon exercise of a portion of these warrants at a purchase price of $92,219.

      In May 1997, the Company issued a warrant to purchase 27,000 shares of the Company's common stock in connection with the Equipment Loan (note 3). The warrant has an exercise price of $2.1875 per share and expires in May 2004. The estimated fair value of the warrant was included in general and administrative expenses for the year ended December 31, 1997.

      In August 1997 and 1996, pursuant to the License Agreement with Perkin-Elmer Corporation related to the Scanning Laser Digital Imaging ("SLDI") technology, the Company incurred an obligation to pay a success fee and issue warrants to purchase approximately 7,500 shares and 3,600 shares of the Company's common stock at a price per share equal to approximately $1.87 and $2.51, respectively. The warrants, which have not been issued, will expire in August 2003 and 2002, respectively (notes 11 and 14). The estimated fair value of the warrants is included in general and administrative expense for the years ended December 31, 1997 and 1996, respectively.

      In connection with the December 1997 Private Placement (note 5), the Company issued warrants to purchase 571,429 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants were issued in January 1998 and expire in January 2003.

      As of December 31, 1998, warrants to purchase approximately 1,689,958 shares of the Company's common stock remained outstanding.

(7)   STOCK OPTION PLANS

      The Company has two stock option plans that provide for the granting of either incentive stock options or nonqualified stock options to employees, non-employee members of the Company's Board of Directors and consultants. Options outstanding under the stock option plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four or five year period, and expire ten years from the date of grant.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(7)   STOCK OPTION PLANS (CONTINUED)

      The Company is authorized to grant options for up to 3,849,850 common shares under the 1993 Stock Option Plan, of which 459,984 remain unissued under the plan at December 31, 1998.

      The Company is authorized to grant options for up to 200,000 common shares under the Directors Stock Option Plan (Directors Plan), of which 120,000 remain unissued under the Plan at December 31, 1998. The Directors Plan provides for the automatic grant to each non-employee director of the Company an option to purchase 5,000 shares of common stock on the date the non-employee becomes a member of the Board of Directors and on each anniversary date of joining the Board.

      In March 1998, the Board of Directors approved a resolution to grant each non-employee director an option to purchase 10,000 shares at the end of each full year of service on the board. The Board of Directors also approved a resolution to grant each director who was not an employee or substantial shareholder an option to acquire 40,000 shares of the Company's common stock. These options were granted outside of the Company's stock option plans.

      The following table summarizes the Company's stock option activity for the three year period ended December 31, 1998:

                                                  Stock options outstanding
                                                  -------------------------
                                                Number of     Weighted-average exercise
                                                 shares         price per share
                                               ----------          ----------
      Balance as of December 31, 1995             514,385           $   1.47
         Options granted                          708,005               2.15
         Options canceled or expired              (69,081)              2.13
         Options exercised                        (10,169)              0.18
                                               ----------

      Balance as of December 31, 1996           1,143,140               1.87
         Options granted                          444,550               1.95
         Options canceled or expired              (45,989)              2.05
         Options exercised                         (1,000)              1.56
                                               ----------

      Balance as of December 31, 1997           1,540,701               1.89
         Options granted                        5,677,548               1.78
         Options canceled or expired           (3,289,158)              2.30
         Options exercised                        (68,362)              1.47
                                               ----------

      Balance as of December 31, 1998           3,860,729           $   1.38
                                               ==========


      The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            1998             1997             1996
                                           -------          -------          -------
      Risk-free interest rate                 4.80%            6.17%            6.51%
      Expected dividend yield                    0%               0%               0%
      Expected volatility                     86.8%            97.6%           107.5%
      Expected life in years                   5.9              7.9              8.7

      Weighted-average fair value
        of options granted                 $  1.40          $  1.65          $  2.29


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(7)   STOCK OPTION PLANS (CONTINUED)

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options outstanding                        Options exercisable
                    -------------------------------------------------  -----------------------------
      Range of        Number      Weighted-average   Weighted-average    Number     Weighted-average
      exercise      outstanding    remaining years       exercise     exercisable     exercise
       prices       at 12/31/98     to expiration         price        at 12/31/98      price
       ------       -----------     -------------    ----------------  -----------  ----------------
           $ 0.03       12,832          4.24             $ 0.03          12,832         $ 0.03
             0.88    2,472,482          9.37                .88          55,555           0.88
     1.00 to 1.56      248,684          5.41               1.29         212,849           1.30
     1.88 to 2.19      573,731          7.71               2.02         389,723           2.04
     2.31 to 3.31      553,000          9.21               3.05          15,936           2.53
                     ---------                                        ---------

                     3,860,729          8.82             $ 1.38         686,895         $ 1.69
                     =========                                        =========



      In November 1996, the Board of Directors approved the repricing of the exercise price from $4.125 to $2.125 per share for the 1996 grant of options for the purchase of 125,000 shares of common stock.

      In October 1998, the Company's Board of Directors adopted a stock option re-pricing program pursuant to which the Company took action to re-price outstanding options held by employees of the Company to purchase common stock of the Company to $0.875 per share and to restart the vesting schedule for all options so re-priced. Under this program, options to purchase 2,472,482 shares of the Company's common stock were re-priced. Options held by non-employee directors and other non-employees were not repriced.

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

                                                1998                        1997               1996
                                                ----                        ----               ----
        Net loss           As reported     $ (9,799,992)              $  (9,270,287)     $   (7,622,999)
                           Pro forma       $(10,651,993)              $  (9,800,387)     $   (7,881,884)

        Net loss per share As reported     $       (.34)              $        (.42)     $         (.48)
                           Pro forma       $       (.37)              $        (.44)     $         (.50)

      The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net loss and net loss per share in future years, since the disclosures do not reflect compensation expense for options granted prior to 1995. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.



                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(8)   RESTRUCTURING CHARGES

      In June 1998, the Company implemented a strategic plan to manage cash to provide for operations through approximately the first quarter of 1999. Under the plan, the Company reallocated its resources to the research and development of its lead compounds, suspended most pure research at the Company and eliminated certain positions. In connection with the implementation of the strategic plan, the Company incurred and paid restructuring charges of approximately $145,000, primarily related to employee lay offs of 22 employees. These charges are included in general and administrative expenses for the year ended December 31, 1998.

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

      As of December 31, 1998, the Company had research and experimentation credit carryforwards of approximately $824,000 and $606,000 for federal and state purposes, respectively. Under current tax law, the federal credits expire during the years beginning 2007 through 2018 and the state credits carry forward indefinitely.

      There are approximately $6,352,000 of federal and $1,577,000 of state net operating loss carryforwards as of December 31, 1998. Under current tax law, the carryforwards expire during the years beginning 2010 through 2018, and 2000 through 2003, for federal and state tax purposes, respectively.

      There may have been changes in stock ownership in prior years of more than 50%. Accordingly the Company's ability to utilize net operating losses and research and experimentation credits, generated prior to the change dates, may be limited.

      The tax effect of the temporary differences that give rise to a significant portion of the deferred tax asset as of December 31, 1998 and 1997 is presented below:

                                                             1998                   1997
                                                          ------------           ------------
      Deferred tax assets:
          Start-up and research costs
             capitalized for tax purposes                 $ 14,494,000           $ 11,459,000
          Research and experimentation credit                1,223,000                928,000
          Net operating loss carryforward                    2,541,000              1,159,000
                                                          ------------           ------------
                 Total gross deferred tax assets            18,258,000             13,546,000

      Less valuation allowance                             (18,258,000)           (13,546,000)
                                                          ------------           ------------

                 Net deferred tax assets                  $         --           $         --
                                                          ============           ============


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements






(10)  INCOME TAXES (CONTINUED)

      The change in the valuation allowance for the years ended December 31, 1998, 1997, and 1996 was approximately $4,712,000, $2,611,000, and
      $3,947,000, respectively.

(11)  LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

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

      The DFCI Agreement requires the Company to pay a minimum royalty per year beginning 12 months after the completion of successful Phase II clinical trials. So long as the Company diligently pursues the commercial development of licensed products, minimum royalties will be waived until the successful completion of Phase III clinical trials. The Company must also pay all costs relating to the filing, prosecution, and maintenance of the patent applications related to Maspin, whether such fees were incurred before or after the date of the DFCI Agreement. During 1998, 1997, and 1996, the Company paid approximately $12,000, $10,000, and $6,000, respectively, to DFCI for costs associated with patents.

      Effective November 1993, the Company entered into a separate agreement with DFCI to support the research of Maspin in return for certain rights to inventions and discoveries from the funded research. During 1997 and 1996 the Company paid approximately $14,000 and $200,000, respectively, to fund the Maspin research. The research agreement was terminated effective January 1997.

      Boehringer Mannheim

      In July 1996, the Company entered into a letter of intent with Boehringer to jointly evaluate the development of Maspin for the treatment of cancer. In January 1997, the Company received $150,000 from Boehringer for the purchase of 37,500 shares of the Company's common stock at a price of $4.00 per share pursuant to a binding obligation to purchase such shares in accordance with the letter of intent. In addition, in connection with the letter of intent, the Company conducted preclinical efficacy


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(11)  LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

      Boehringer Mannheim (Continued)

      and toxicity studies of Maspin. Boehringer Mannheim later supplemented the letter of intent to include an agreement to buy additional shares of LXR common stock if the collaboration was terminated under certain conditions. In October 1998, Boehringer terminated the agreement as a result of reassessing its research program after being acquired by Hoffman La Roche. Negotiations are currently underway regarding the final settlement under the agreement.

      Ohio State University License Agreement

      The Company, through the acquisition of OAI, in December 1993, acquired exclusive license rights to patents and technology related to Scanning Laser Digital Imaging (SLDI). This agreement obligated the Company to make certain royalty payments to the Ohio State University Research Foundation upon the sale of licensed products. In addition, under the terms of the license agreement, the Company was required to satisfy certain performance conditions. This agreement was terminated by the Company in August 1998.

      Perkin-Elmer License Agreement

      In August 1996, the Company and OAI entered into an agreement with Perkin-Elmer (the Perkin-Elmer Agreement) whereby Perkin-Elmer was granted an exclusive worldwide license to the patents OAI had licensed from Ohio State University related to the SLDI microscope, for life sciences and clinical diagnostic applications, for the life of any of the patent claims. The Company also licensed certain related software, technical information and rights to ongoing technological developments. In connection with the agreement the Company received cash payments of $300,000 in both 1997 and 1996. The Company also received equipment valued at approximately $57,000 and $343,000 in 1998 and 1997, respectively. In July, 1998, Perkin-Elmer terminated the license agreement, and as a result, the Company will not receive any future payments related to this agreement.

      In connection with this agreement, the Company incurred an obligation to pay a success fee and issue a warrant to purchase approximately 11,100 shares of the Company's common stock to the Olmsted Group, a consultant of the Company (notes 6 and 14).

      University of Tennessee

      In January 1997, the Company entered into an exclusive license agreement and three year research agreement with the University of Tennessee and the University of Tennessee Research Corporation related to certain patent applications and technology. As consideration for the research agreement, the Company agreed to fund research in the amount of $70,000 per year for three years, with the third year funding contingent upon meeting certain milestones. The Company terminated the license agreement in September 1998 and gave notice to terminate the Research Agreement. However, the Company may be obligated to pay $70,000 for research to be performed in 1999 under the agreement.


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements





(11)  LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS, CONTINUED

      Oxford Asymmetry, Limited

      In April 1997, the Company entered into a research collaboration agreement with Oxford Asymmetry, Limited ("Oxford") for the purpose of discovering small molecule drug candidates that target specific apoptosis pathways. In exchange for the services provided by Oxford, the Company made payments totaling $650,000 and is obligated to make certain future royalty payments on any products the Company may develop under the agreement. In connection with this agreement, the Company recognized research and development expenses of approximately $199,000 and $451,000 for the years ended December 31, 1998 and 1997, respectively.

      Innovex, Inc.

      In July 1997, the Company entered into a clinical services agreement with Innovex, Inc. (Innovex), to begin clinical studies of HK-Cardiosol for heart preservation in transplant patients. As consideration for the agreement, the Company agreed to pay Innovex fees and expenses amounting to approximately $565,000. The Company incurred fees of approximately $72,338 and $95,300 for the years ended December 31, 1998 and 1997, respectively. The Company terminated this agreement in June 1998 and has no further obligations under this agreement.

      Introgen Therapeutics, Inc.

      In September 1998, the Company entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics Inc. to assess the anti-tumor activity of the Bak gene. Under the agreement the Company received an up-front payment of $50,000, which was included in revenues for the year ended December 31, 1998. Introgen has assigned this agreement to an affiliate, Gendux Inc.

      Other

      The Company has entered into various other research agreements requiring future payments totaling approximately $225,000 as of December 31, 1998.

(12)  ACQUISITION OF TECHNOLOGY

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


(12)  ACQUISITION OF TECHNOLOGY (CONTINUED)

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

      Pursuant to the Cardiosol Acquisition, the Company entered into a consulting agreement with one of the co-inventors of the Cardiosol solution to serve on the Company's Scientific Advisory Board, and an employment agreement with the other co-inventor to serve as Director of Pre-Clinical Affairs. During 1998, 1997 and 1996 the Company paid approximately $10,600, $119,500 and $65,000, respectively under these agreements. These agreements were terminated in January 1998.

(13)  GRANT AWARD

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

(14)  RELATED PARTY TRANSACTIONS

      a)    Financing Transactions

      In October 1995, the Company received $250,000 in short term borrowings from BIO and $250,000 in short term borrowings from the Blech Family Trust (the Holders). The notes payable accrued interest at an annual rate of 10.5% and both of the notes payable and accrued interest were paid in January 1996. In addition, in connection with this borrowing, the Company issued warrants to the Holders to purchase 40,000 shares of the Company's common stock at the price of $2.25 per share (note 6).

      In December 1995, the Company received $100,000 in short-term borrowings from Kenneth McGuire, a shareholder who beneficially owns more than 5% of the Company's common stock at December 31, 1997 and is subject to SEC
      Schedule 13D requirements. The note payable accrued interest at a rate of 10.5% and both the note payable and accrued interest were paid in January 1996. In connection with this borrowing, the Company also issued warrants to the debt holder to purchase 8,000 shares of the Company's common stock at an exercise price of $2.25 per share (note 6).

                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(14)  RELATED PARTY TRANSACTIONS (CONTINUED)

      b)    Consulting Agreements

      In October 1995, the Company entered into a consulting agreement with the Olmsted Group, L.L.C. (the Consultant) for services to be provided in connection with the management of the Company's business. As consideration for the agreement, the Company agreed to pay $10,000 per month through October 1996. The agreement also provides for the payment of additional fees in cash and warrants based on a percentage of the consideration derived from certain transactions on which the Consultant has worked. Mark Germain is managing director of the Olmstead Group, LLC. As of December 31, 1997, the Company has incurred an obligation to pay a success fee and issue a warrant to purchase approximately 11,100 shares of the Company's common stock to the Consultant in connection with the Perkin Elmer Agreement (note 6).

      c)    Executive Officer Agreements

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

      In April 1998, G. Kirk Raab was appointed as the Company's Chairman and Interim Chief Executive Officer. Pursuant to this change in position, the Company terminated the Raab Consulting Agreement and entered into an Employment Agreement with him. Under the Employment Agreement, Mr. Raab will receive a base compensation of $180,000, options to purchase 500,000 shares of the Company's common stock and the options to purchase 250,000 shares of the Company's Common Stock previously granted to him under the Raab Consulting Agreement will continue to vest under the Employment Agreement. As of April 20, 1998 options to purchase 61,110 shares of the Company's common stock had vested under the Consulting Agreement. The fair value of these 61,110 vested options, using the Black Scholes pricing model, with an expected dividend yield of 0.0%, expected life of ten years, expected volatility of 95.8% and risk-free interest rate of 5.73%, was estimated at approximately $138,000 and was included in general and administrative expense for the year ending December 31, 1998. In accordance with APB Opinion No. 25 (APB 25), the intrinsic value of the remaining 188,890 unvested options that continue to vest under the Employment Agreement is estimated at approximately $153,000 representing the difference between the exercise price and the fair market value of the Company's common stock on the date of the Employment Agreement. As of December 31, 1998, the Company recognized expense of approximately $36,000 related to these unvested shares. Based on the three year vesting schedule of these options, the Company expects to recognize total expense of approximately $174,000, $54,000, $54,000 and $9,000 in the years ending December 31, 1998, 1999, 2000 and 2001, respectively, related to these options.

      In August 1998, the Company entered into an employment agreement with its new President and Chief Executive Officer (CEO) which provides for an annual salary of $250,000. Under the agreement, the CEO was granted options to purchase 1,000,000 shares of the Company's common stock under the provisions of the Company's 1993 Stock Option Plan. This agreement also provides for reimbursement


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(14)  RELATED PARTY TRANSACTIONS (CONTINUED)

      c)    Executive Officer Agreements (Continued)

      of certain relocation costs and a loan of $150,000, which may be forgiven over a three year period, subject to certain conditions. The loan bears interest at the minimum rate required by the Internal Revenue Service. Any remaining balance of the loan will become due and payable if the CEO resigns or is terminated. If the Company terminates the CEO without cause, he will be entitled to receive severance equal to one year's salary. As of December 31, 1998, the Company has advanced $150,000 under this agreement, all of which is outstanding and is included in notes receivable from related parties at December 31, 1998. Also, as of December 31, 1998, the Company has paid approximately $38,000 in relocation and temporary living expenses under this agreement.

      In July 1998, the Company terminated its employment agreement with its former Chief Executive Officer (CEO) and entered into a consulting agreement to complete existing projects and other projects as mutually agreed with the Company over a three year period. Under the terms of the Consulting Agreement, the consultant will receive cash compensation of $20,000 per month over the three year term of the Consulting Agreement and options to purchase 418,800 shares of the Company's common stock granted to him as an employee of the Company will continue to vest during the term of the Consulting Agreement. In addition, the consultant was granted options to purchase 300,000 shares of the Company's common stock under the Consulting Agreement. In January 1997, the Company advanced $30,000 to the former CEO, and the entire amount is outstanding and included in notes receivable from related parties as of December 31, 1998 and 1997. The note bore interest at a rate of approximately 5.63% and 5.85% during 1998 and 1997, respectively, and the principal and interest are repayable on January 6, 2002.

      In October 1998, the Company terminated its employment agreement with its former President and Chief Operating Officer (COO). Under the terms of the termination agreement, the Company paid severance of $225,000, of which approximately $145,000 was used to repay the note receivable and accrued interest owed by the former President and COO. For the years ended December 31, 1998 and 1997 the Company had paid approximately $62,000 and $67,000 respectively, for relocation and temporary living expenses under the employment agreement.

      In February 1998, the Board of Directors approved a proposal to terminate the Company's Independent Consulting agreement with its former Chief Financial Officer and settle the severance of $290,000 by payment of $78,500 in cash and issuing 90,000 shares of common stock valued at $211,500. As of December 31, 1998, the shares have been issued, approximately $56,500 has been paid in cash, the remaining $22,000 is included in accrued liabilities, and the entire $290,000 is included in general and administrative expenses.


(15)  LITIGATION

      The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former chairman of the Company, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, James D. Coombes and Mark J. Tomei, all former directors and former officers of the Company, are


                                                                     (Continued)

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


(15)  LITIGATION (CONTINUED)

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

      The Company announced on January 25, 1999, that it has reached an agreement in principle with plaintiffs' class action counsel to settle the above litigation against the Company and the five former officers and directors. The agreement provides for payment of $500,000, of which approximately $155,000 will be paid by the Company and approximately $345,000 will be paid by the Company's insurer.

      The settlement agreement is subject to negotiation and execution of a detailed stipulation of settlement between the parties, submission of the stipulation of settlement to the court, provision of notice to class members of the settlement terms, a fairness hearing, and financial approval of the settlement by the court. The Company cannot predict exactly how long these procedures will take or when final dismissal will be obtained.

      The above settlement agreement does not constitute an acknowledgement of wrongdoing by the Company or its former officers and directors.

      The Company has also agreed to settle a claim for indemnity from the independent underwriter in the initial public offering for $12,500.

      For the years December 31, 1998, 1997, and 1996, the Company incurred expenses of approximately $256,000, $140,000, and $111,000, respectively, relating to this litigation. As of December 31, 1998, $170,000 has been reserved for payment of the proposed settlements.

(16)  SUBSEQUENT EVENTS

      In March 1999, the Company sold 1,000,000 shares of the Company's common stock at a price of $1.00 per share in a private placement offering. In connection with the sale of stock, the Company is obligated to issue an additional 60,000 shares as a selling commission for the private placement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, State of California, on this 29th day of March, 1999.

                                            LXR BIOTECHNOLOGY INC.

                                            By: /s/ Paul J. Hastings
                                               ---------------------------------
                                               Paul J. Hastings
                                               President and Chief Executive
                                               Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                        TITLE                               DATE
----                                        -----                               ----

/s/ Paul J. Hastings         President and Chief Executive              March 29, 1999
-------------------------    Officer
Paul J. Hastings             (Principal Executive Officer)


/s/ Patti M. Childs          Director, Finance and Administration       March 29, 1999
-------------------------    (Principal Accounting Officer)
Patti M. Childs

/s/ G. Kirk Raab             Chairman of the Board                      March 29, 1999
-------------------------
G. Kirk Raab

/s/ L. David Tomei           Director                                   March 29, 1999
-------------------------
L. David Tomei, Ph.D.

/s/ Eugene Eidenberg         Director                                   March 29, 1999
-------------------------
Eugene Eidenberg

/s/ Neil Flanzraich          Director                                   March 29, 1999
-------------------------
Neil Flanzraich

/s/ Brian D. Brookover       Director                                   March 29, 1999
-------------------------
Brian D. Brookover

/s/ Kenneth R. McGuire       Director                                   March 29, 1999
-------------------------
Kenneth R. McGuire

/s/ William R. Hambrecht     Director                                   March 29, 1999
-------------------------
William R. Hambrecht

/s/ John C. Kane             Director                                   March 29, 1999
-------------------------
John C. Kane

EXHIBIT INDEX

(a)  Exhibits.

        The following exhibits are attached hereto or incorporated herein by reference:

EXHIBIT
NUMBER                                 TITLE
------    ----------------------------------------------------------------------
3.01      Company's Certificate of Incorporation. (Incorporated by reference to
          Exhibit Number 3.01 to the Company's Quarterly Report on Form 10-QSB
          for the quarter ended June 30, 1996)

3.02 Company's Bylaws. (Incorporated by reference to Exhibit Number 3.02 to the Company's Registration Statement on Form S-1 (File No. 33-72814) declared effective by the Securities and Exchange Commission on May 6, 1994 (the "Form S-1"))

3.03 Amendment to the Company's Certificate of Incorporation. (Incorporated by reference to Exhibit Number 3.03 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)

3.04      Certificate of Amendment of Restated Certificate of Incorporation.
          (Incorporated by reference to Exhibit Number 3.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
          (the "September 1998 Form 10-Q"))

4.01 Form of Specimen Certificate for Company's Common Stock. (Incorporated by reference to Exhibit Number 4.01 to the Form S-1)

*10.01    1993 Stock Option Plan, as amended to date, and related Stock Option
          Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and Exhibit Number 10.01 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June
          30, 1997)

*10.02 1993 Directors' Stock Option Plan and related Stock Option Agreement and Exercise Agreement. (Incorporated by reference to Exhibit Number
          10.02 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)

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

EXHIBIT
NUMBER                                 TITLE
------    ----------------------------------------------------------------------
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

EXHIBIT
NUMBER                                 TITLE
------    ----------------------------------------------------------------------
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


EXHIBIT
NUMBER                                 TITLE
------    ----------------------------------------------------------------------
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

10.36 Form of Share Purchase Warrant of the Company (Incorporated by reference to Exhibit No. 4.04 to the January 1997 Form 8-K)

10.37     Form of Registration Rights Agreement dated December 11, 1996.
          (Incorporated by reference to Exhibit No. 4.05 to the January 1997
          Form 8-K)

10.37     Form of Registration Rights Agreement dated December 12, 1996.
          (Incorporated by reference to Exhibit No. 4.06 to the January 1997
          Form 8-K)

10.38     Master Loan and Security Agreement between the Company and
          Transamerica Business Credit Corporation, dated May 13, 1997.
          (Incorporated by reference to Exhibit 10.38 to Company's Quarterly
          Report on Form 10-QSB for the quarter ended June 30, 1997 (the "June
          1997 Form 10-QSB))

10.39     Stock Subscription Warrant between the Company and Meier Mitchell and
          Company, LLC, dated May 13, 1997. (Incorporated by reference to
          Exhibit 10.39 to the June 1997 Form 10-QSB)

10.40     Stock Subscription Warrant between the Company and Transamerica
          Business Credit Corporation, dated May 13, 1997. (Incorporated by reference to Exhibit 10.40 to the June 1997 Form 10-QSB)

**10.41   Research and Development Agreement between the Company and Oxford
          Asymmetry Limited, dated April 18, 1997. (Incorporated by reference to
          Exhibit 10.41 to the June 1997 Form 10-QSB)

**10.42 Clinical Service Agreement between the Company and Innovex, Inc., dated June 6, 1997. (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
          September 30, 1997 (the "September 1997 Form 10-QSB"))

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

EXHIBIT
NUMBER                                 TITLE
------    ----------------------------------------------------------------------
***10.47  Consulting Agreement dated February 13, 1998 between the Company and
          G. Kirk Raab. (Incorporated by reference to Exhibit Number 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December
          31, 1997 (the "1997 Form 10-KSB"))

*10.48    Service Agreement dated April 20, 1998 between the Company and G. Kirk
          Raab. (Incorporated by reference to Exhibit Number 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998 (the "June 1998 Form 10-Q"))

*10.49    Consulting Agreement dated July 29, 1998 between the Company and Dr.
          L. David Tomei. (Incorporated by reference to Exhibit Number 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998 (the "September 1998 Form 10-Q"))

*10.50    Employment Agreement dated August 13, 1998 between the Company and
          Paul J. Hastings. (Incorporated by reference to Exhibit Number 10.50 to the September 1998 Form 10-Q)

*10.51    Release Letter Agreement dated October 7, 1998 between the Company and
          Dr. Donald H. Picker. (Incorporated by reference to Exhibit Number
          10.51 to the September 1998 Form 10-Q)

*10.52    Employment Agreement dated October 12, 1998 between the Company and
          Dr. Samuil R. Umansky.

11.01     Computation of Net Loss Per Share.

21.01     Subsidiaries of the Company. (Incorporated by reference to Exhibit
          Number 21.01 to the Form S-1)

23.01     Consent of KPMG LLP, Independent Auditors.

27.01     Financial Data Schedule

-----------

*         Represents a management contract or compensatory plan or arrangement.
** Confidential treatment has been granted with respect to certain portions of this document.
*** Confidential treatment has been requested with respect to certain portions of this document.