Form 10-Q
period 1999-03-31
LXR BIOTECHNOLOGY INC
filed 1999-05-17
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



             [ X ] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1999


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


At April 30, 1999, the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 29,645,323.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                            Page No.
                                                                                ---------
    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 1999 and December 31, 1998                                3

               Condensed Consolidated Statements of Operations for
               the three months ended March 31, 1999 and
               1998 and for the period from April 20, 1992 (date of
               incorporation) through March 31, 1999                               4

               Condensed Consolidated Statement of Stockholders'
               Equity for the three months ended March 31, 1999                    5

               Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 1999 and 1998 and for
               the period from April 20, 1992 (date of incorporation)
               through March 31, 1999                                              6

               Notes to Condensed Consolidated Financial Statements                7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                10


PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                                  17

    Item 2.    Change in Securities                                               17

    Item 6.    Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                        18


PART I.  Financial Information
Item I.  Financial Statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                                                                   March 31,          December 31,
                  Assets                                             1999                 1998
                                                                 ------------         ------------
                                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                      $  3,009,512         $  3,495,582
  Prepaid expenses                                                     91,137               93,811
  Other receivables                                                    16,817              133,339
                                                                 ------------         ------------
        Total current assets                                        3,117,466            3,722,732

  Equipment and leasehold improvements,
    net of accumulated depreciation                                   873,496              975,284
  Notes receivable from related parties                               180,000              180,000
  Deposits and other assets                                            36,960               40,898
                                                                 ------------         ------------

        Total assets                                             $  4,207,922         $  4,918,914
                                                                 ============         ============

      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $    462,072         $    289,542
  Accrued payroll related expenses                                    121,462              133,635
  Other accrued liabilities                                            59,369               36,777
  Litigation settlement payable                                       155,000              170,000
  Deferred rent obligation                                            324,353              317,564
  Short-term portion of note payable                                  206,673              199,388
                                                                 ------------         ------------
        Total current liabilities                                   1,328,929            1,146,906

  Note payable, excluding short-term portion                          134,371              193,459
                                                                 ------------         ------------

        Total liabilities                                           1,463,300            1,340,365
                                                                 ------------         ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                                 --                   --
  Common stock, $0.0001 par value; 60,000,000
    shares authorized; 28,767,335 and 28,691,669
    shares issued and outstanding  at March 31, 1999
    and December 31, 1998, respectively                                 2,847                2,839
  Common stock to be issued; 1,060,000 shares and 75,000
    at March 31, 1999 and December 31, 1998, respectively                 106                    8
  Additional paid-in capital                                       47,349,915           46,176,875
  Deficit accumulated during the development stage                (44,593,071)         (42,585,998)
  Treasury stock, at cost; 182,012  shares at
    March 31, 1999 and December 31, 1998                              (15,175)             (15,175)
                                                                 ------------         ------------

        Total stockholders' equity                                  2,744,622            3,578,549
                                                                 ------------         ------------

        Total liabilities and stockholders' equity               $  4,207,922         $  4,918,914
                                                                 ============         ============

See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                                                     April 20, 1992
                                                                                       (Date of
                                                       Three Months                  Incorporation)
                                                      Ended March 31,                    through
                                            ---------------------------------           March 31,
                                                1999                 1998                 1999
                                            ------------         ------------        --------------
Revenues:
    Grant revenue                           $         --         $         --         $    171,744
    Funded research                                   --                   --              215,703
    License fee revenue                               --                   --            1,050,000
                                            ------------         ------------         ------------

        Total revenues                                --                   --            1,437,447
                                            ------------         ------------         ------------
    Research and development                   1,275,932            2,052,938           31,471,518
    General and administrative                   749,264            1,354,672           15,511,402
                                            ------------         ------------         ------------

        Total expenses                         2,025,196            3,407,610           46,982,920
                                            ------------         ------------         ------------

        Loss from operations                  (2,025,196)          (3,407,610)         (45,545,473)
                                            ------------         ------------         ------------

Interest income, net:
    Interest income                               32,062              147,203            1,445,668
    Interest expense                             (13,539)             (20,529)            (484,861)
                                            ------------         ------------         ------------

        Total interest income, net                18,523              126,674              960,807
                                            ------------         ------------         ------------

        Loss before income taxes              (2,006,673)          (3,280,936)         (44,584,666)

Income taxes                                         400                  400                8,400
                                            ------------         ------------         ------------

        Net loss                            $ (2,007,073)        $ (3,281,336)        $(44,593,066)
                                            ============         ============         ============

Net loss per share (basic & diluted)        $      (0.07)        $      (0.12)
                                            ============         ============

Weighted average shares used
    to compute net loss per share             28,667,508           27,992,764
                                            ============         ============



See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Condensed Consolidated Statement of Stockholders' Equity

                    For the three months ended March 31, 1999
                                   (unaudited)

                                                                                                          COMMON STOCK
                                         PREFERRED STOCK                  COMMON STOCK                    TO BE ISSUED
                                  ----------------------------    ----------------------------    -----------------------------
                                     SHARES                          SHARES
                                     ISSUED          AMOUNT          ISSUED          AMOUNT          SHARES           AMOUNT
                                  ------------    ------------    ------------    ------------    ------------     ------------
Balances at December 31, 1998               --    $         --      28,691,669    $      2,839          75,000     $          8
Issuance of common stock to be
    issued on acquisition of
    Cardiosol technology                    --              --          75,000               8         (75,000)              (8)
Private placement of common
    stock (net of issuance
    costs)                                  --              --                                       1,060,000              106
Stock options exercised                     --              --             666              --              --               --
Stock options granted                       --              --              --              --              --               --
Stock option repricing                      --              --              --              --              --               --
Net loss                                    --              --              --              --              --               --
                                  ------------    ------------    ------------    ------------    ------------     ------------

Balances at March 31, 1999                  --    $         --      28,767,335    $      2,847       1,060,000     $        106
                                  ============    ============    ============    ============    ============     ============


                                                       DEFICIT
                                                     ACCUMULATED              TREASURY STOCK
                                      ADDITIONAL      DURING THE      -----------------------------     TOTAL STOCK-
                                       PAID-IN       DEVELOPMENT        SHARES                            HOLDERS'
                                       CAPITAL          STAGE         REPURCHASED        AMOUNT            EQUITY
                                     ------------    ------------     ------------     ------------     ------------
Balances at December 31, 1998        $ 46,176,875    $(42,585,998)        (182,012)    $    (15,175)    $  3,578,549
Issuance of common stock to be
    issued on acquisition of
    Cardiosol technology                       --              --               --               --               --
Private placement of common
    stock (net of issuance
    costs)                                949,894              --               --               --          950,000
Stock options exercised                        20              --               --               --               20
Stock options granted                     117,351              --               --               --          117,351
Stock option repricing                    105,775              --               --               --          105,775
Net loss                                       --      (2,007,073)              --               --       (2,007,073)
                                     ------------    ------------     ------------     ------------     ------------

Balances at March 31, 1999           $ 47,349,915    $(44,593,071)        (182,012)    $    (15,175)    $  2,744,622
                                     ============    ============     ============     ============     ============

See accompanying notes to condensed consolidated financial statements.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          April 20, 1992
                                                                                             (Date of
                                                                                           Incorporation)
                                                        Three Months Ended March 31,           through
                                                      -------------------------------         March 31,
                                                          1999               1998               1999
                                                      ------------       ------------     ----------------
Cash flows from operating activities:                 $ (1,368,297)      $ (3,119,690)      $(39,533,681)
                                                      ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of investments                                       --                 --         (3,910,150)
  Purchase of equipment and leasehold
     improvements                                          (15,990)           (49,543)        (2,487,953)
  Proceeds from maturity of investments                         --                 --          4,000,000
  Loans to related parties                                      --                 --           (355,000)
  Repayment of loans to related parties                         --                 --            125,000
                                                      ------------       ------------       ------------

        Net cash used in investing activities              (15,990)           (49,543)        (2,628,103)
                                                      ------------       ------------       ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                   950,000          1,368,250         41,901,942
  Proceeds from notes payable to related parties                --                 --          4,694,500
  Proceeds from line of credit                                  --                 --            375,000
  Proceeds from equipment loan                                  --                 --            701,249
  Repayment of notes payable and line of credit            (51,803)           (44,878)        (1,941,316)
  Principal payments for obligations under
     capital lease                                              --                 --           (776,513)
  Payments received for notes receivable from
     stockholders                                               --                 --              2,147
  Repurchase of common stock                                    --                 --             (1,510)
  Net proceeds from exercise of warrants                        --             92,219            111,724
  Net proceeds from exercise of stock options                   20              8,378            104,073
                                                      ------------       ------------       ------------

        Net cash provided by financing
         activities                                        898,217          1,423,969         45,171,296
                                                      ------------       ------------       ------------

Net increase (decrease) in cash and cash                  (486,070)        (1,745,264)         3,009,512
     equivalents
Cash and cash equivalents at beginning of
     period                                              3,495,582         11,536,687                 --
                                                      ------------       ------------       ------------

Cash and cash equivalents at end of period            $  3,009,512       $  9,791,423       $  3,009,512
                                                      ============       ============       ============



See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999



(1)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, results of operations and cash flows for the three months ended March 31, 1999 and 1998 and for the period from April 20, 1992 (date of incorporation) to March 31, 1999, and changes in stockholders' equity for the three months ended March 31, 1999.

      These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1998 and 1997, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      The Company's condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI). All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company has incurred losses since its inception and expects to incur additional research and development costs while searching for strategic alternatives for the Company. The Company does not have any committed sources of future equity or debt funding. The Company has implemented certain cost containment measures and established critical priorities to manage cash to provide for operations through August 1999. If the Company continues as an operating Company, it would need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company has no immediate plans to seek such additional funding and will decide on its operating and financing plans after it completes its evaluation of the strategic alternatives available to it.

      The Company's independent auditors have issued their report on the 1998 Consolidated Financial Statements which states in part that the Company has suffered recurring losses and has limited liquidity, both of which raise substantial doubt about the ability of the Company to continue as a going concern.

(2)   CAPITAL STOCK

      In January 1999, the Company issued 75,000 shares of the Company's common stock in connection with the acquisition of certain patent and other rights related to Cardiosol, a preservation solution for use during heart transplantation ("the Cardiosol Acquisition"). These shares were valued at the fair market value on the date the agreement was entered into. At December 31, 1998 the 75,000 shares were included in common stock to be issued.

      In March 1999, the Company raised approximately $950,000 (net of offering costs), through the sale of 1,000,000 shares of the Company's common stock at a price of $1.00 per share (the "March 1999 Private Placement"). The Company also issued 60,000 shares as a sales commission in connection with the March 1999 Private Placement.

      As of March 31, 1999, warrants to purchase 1,689,958 shares of the Company's common stock remained outstanding.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999


(3)   STOCK OPTION PLANS

      The following summarizes the Company's stock option activity during the quarter ended March 31, 1999:

                                                             Number of Shares
                                                             ----------------
           Balance as of December 31, 1998                      3,860,729
               Options granted                                     61,000
               Options canceled or expired                       (180,265)
               Options exercised                                     (666)
                                                                ---------

           Balance as of March 31, 1999                         3,740,798
                                                                =========

      The Board of Directors has approved an amendment, subject to stockholder approval, to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 3,849,850 shares to 4,849,850.

      The Company recorded expense of approximately $106,000 in the quarter ended March 31, 1999 as a result of its October 1998 repricing of stock options.

(4)   RELATED PARTY TRANSACTIONS

      In February 1999, the Board approved, at Mr. Raab's request, a temporary indefinite reduction in Mr. Raab's salary from $180,000 to $90,000 per year.

(5)   LITIGATION

      The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former chairman of the Company, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick, James D. Coombes and Mark J. Tomei, all former directors and former officers of the Company, are defendants in Katz and Degulis; and Christopher Henney, a former director, is a defendant in Katz. The Company was previously named as a defendant in In re Blech but was dismissed by the Court on June 6, 1996.

      All three cases are brought on behalf of classes of persons purchasing common shares of the Company prior to September 21, 1994, and assert claims arising out to the Company's Initial Public Offering and subsequent trading of those shares.

      The Company announced on January 25, 1999, that it has reached an agreement in principle with plaintiffs' class action counsel to settle the above litigation against the Company and the five former officers and directors. The agreement provides for payment of $500,000, of which approximately $155,000 is to be paid by the Company and approximately $345,000 is to be paid by the Company's insurer.

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

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999


(5)   LITIGATION (CONTINUED)

      The Company has also settled a claim for indemnity from the independent underwriter in the initial public offering for $12,500.

      During the quarter ended March 31, 1999 and 1998, the Company incurred expenses of approximately $12,000 and $13,000, respectively, relating to this litigation. As of March 31, 1999, $155,000 has been accrued for payment of the proposed settlement.

(6)   SUBSEQUENT EVENT

      In April 1999, the Company announced and began implementing a cash conservation plan, including a reduction of staff, to enable it to continue operations while it explores strategic alternatives. The Company also announced that it has retained the investment banking firm US Bancorp Piper Jaffray to assist in identifying strategic alternatives for the Company.

      In April 1999, the Company received $200,000 from Roche Diagnostics for the purchase of 137,099 shares of the Company's common stock under the terms of the Boehringer Mannheim Letter of Intent. There are no further obligations under this agreement which was terminated in October 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      FORWARD LOOKING STATEMENTS

      Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding, among other things, strategic evaluation of the Company's business and operations, product development plans, product efficacy, safety and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, FDA approval thereof and clinical trial progress, sufficiency of cash resources and the ability of the Company to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein, the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company's registration statement on Form S-3, declared effective by the Securities and Exchange Commission on May 6, 1998, and "Factors Affecting Future Results", below.

      OVERVIEW

      In April 1999 the Company announced the preliminary results from preclinical studies of Elirex(TM), our drug candidate for treatment of heart attack. The preliminary results suggest that Elirex(TM) did not reduce infarct size three of four preclinical studies conducted. In a fourth preclinical study, Elirex(TM) appeared to reduce infarct size by 33% in a pretreatment model of ischemia/reperfusion. Given the results of these preclinical studies, our need for cash to continue the preclinical development of these compounds and our present cash-burn rate, we are considering ways of significantly reducing our operating expenses and identifying strategic alternatives.

      We have retained US Bancorp Piper Jaffray to assist in identifying strategic alternatives for the Company. We are also devising a cash conservation plan, including a reduction of staff, to enable us to continue operations while exploring strategic alternatives. The Company expects current cash resources to last until August 1999.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      We did not generate any revenues for the quarters ended March 31, 1999 and 1998. We do not have any commercially available products, and do not anticipate generating any significant product revenues for at least the next several years.

      Research and development expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. We incurred research and development expenses of approximately $1,276,000 for the three months ended March 31, 1999 and approximately $2,053,000 for the three months ended March 31, 1998. The decrease in research and development costs for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to decreased salary and benefits costs resulting from the reduction of personnel in June 1998, and decreased research collaboration costs resulting from the termination of the agreement with Oxford Asymmetry Limited in April 1998, partially offset by an increase in preclinical animal study costs for Cardiosol and Elirex.

      The Company expects research and development expenses to continue to decrease in 1999, as a result of the reduction of personnel in April 1999. The Company's expenditures will be limited by the Company's efforts to maintain enough cash to operate through August 1999. See "Liquidity and Capital Resources" below.

      General and administrative expenses consist of salaries and related benefits, legal expenses for litigation and general corporate matters, depreciation of office furniture and equipment, facility costs, consulting fees and other administrative expenses. We incurred general and administrative expenses of approximately $749,000 for the three months ended March 31, 1999, and $1,355,000 for the three months ended March 31, 1998. The decrease from 1999 to 1998 is primarily due to a reduction in severance costs paid to a former officer, a reduction of expense related to option grants and a reduction

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (CONTINUED)


      in legal fees. General and administrative expenses are expected to continue to decrease as a result of the reduction of personnel in April 1999.

      Interest income was approximately $32,000 for the three months ended March 31, 1999 and $147,000, for the three months ended March 31, 1998. The decrease in the interest income is primarily due to interest earned on a smaller investment balance. Interest expense was approximately $14,000 for the three months ended March 31, 1999, and $21,000 for the three months ending March 31, 1998. The decrease in interest expense is due to the paydown of the equipment loan obtained during 1997. We expect interest expense in 1999 to decrease due to further paydowns of our equipment loan.

      We incurred net losses of approximately $2,007,000 for the three months ended March 31, 1999 and $3,281,000, for the three months ended March 31, 1998. As of March 31, 1999, we had an accumulated deficit of approximately $44,593,000. We expect to continue to incur losses while searching for strategic alternatives for the Company.

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

      To date, we have not incurred substantial costs to address the year 2000 issue. We estimate additional costs, if any, for actions we take to address the year 2000 problem would not be material. Despite our efforts to address the year 2000 impact on our systems and business operations, if the year 2000 problems are more disruptive than we reasonably expect and our plans prove inadequate, the year 2000 problem could result in a material disruption of our business or it could have a material adverse effect on our business, financial condition or results of operations.

      LIQUIDITY AND CAPITAL RESOURCES

      In the first quarter of 1999, we raised approximately $950,000 in net proceeds through the sale of 1,000,000 shares of our Common Stock at a price of $1.00 per share in a private placement. In addition, in April 1999 we received $200,000 for the purchase of 137,099 shares of common stock at $1.4588 per share, under the Boehringer Mannheim Letter of Intent.

      As of March 31, 1999, our remaining sources of capital consist of approximately $3 million in cash and cash equivalents and interest from investments.

      The Company and five of its past or present directors and officers are defendants in class action lawsuits. (See "Note 5 of the Condensed Consolidated Financial Statements".) We maintain officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers (i) the Company for amounts spent indemnifying directors and officers or (ii) directors and officers directly if we fail to indemnify them. The policies do not provide coverage to the Company itself with respect to its own defense costs and liability. On January 25, 1999, we announced that we reached an agreement in principle with the plaintiffs' class action counsel to settle the above litigation against the Company and the five former officers and directors. The agreement provides for payment of $500,000, of which approximately $155,000 is to be paid by us and approximately $345,000 is to be paid by our insurer. We incurred expenses of approximately $12,000 in the quarter ended March 31, 1999 and approximately $13,000 in the quarter ended March 31, 1998, relating to this litigation.

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

      We also negotiated a settlement agreement and mutual release with Shoenberg Hieber, Inc., which was named as a defendant in Degulis v. LXR Biotechnology Inc. Shoenberg acted as an independent underwriter in the initial public offering and asserted claims for indemnity against us under the underwriting agreement. We paid $12,500 in March 1999 to settle this claim.

      The Company does not have any committed sources of future equity or debt funding. The Company has implemented certain cost containment measures and established critical priorities to manage cash to provide for operations through August 1999. However, there can be no assurance that unanticipated events affecting the Company's resources will not result in the Company's depleting its capital resources before that time. Accordingly, the Company would need to raise substantial additional capital to fund its operations if the evaluation of the Company's strategic alternatives leads us to a decision to carry on operations. Failure to find a buyer for the Company or its assets or to raise additional funds in the relatively near future will have a material adverse effect on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      Our independent auditors have issued their report on our 1998 Consolidated Financial Statements which states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.


      FACTORS AFFECTING FUTURE RESULTS

      FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      We expect to require additional funds to continue to evaluate strategic alternatives for the Company beyond August 1999. Our capital requirements depend on numerous factors, including the following:

         -  the outcome of our review of the Company's strategic alternatives

         -  the status of our research and development programs;

         -  the time and costs involved in obtaining regulatory approvals;

         - the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

         -  the cost of maintaining technological rights;

         -  competing technological and market developments;

         -  further changes in our existing research relationships;

         -  our ability to establish collaborative arrangements; and

         - legal expenses incurred in connection with defending certain lawsuits that have been brought against us and certain of our past and present directors and officers.

      Based upon our current plans, we believe we have sufficient funds to meet our operating expenses and capital requirements through August 1999. The factors identified above may result in the expenditure of all available funds before then.

      Depending on the outcome of the review of our strategic alternatives, we may need to seek additional funding from investors and from collaborative or other arrangements with corporate partners. Additional financing may not be available from any of these sources, or may not be available on favorable or acceptable terms.

      Additional financings may result in additional dilution to our security holders. If we obtain funds by entering into arrangements with collaborative partners or others, we may relinquish rights to certain of our technologies. If adequate funds are not available, we may be required to delay, scale back or eliminate the development of our potential products to an even greater extent than we have done to date.

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

      EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES

      We are at an early stage of development. All of our potential pharmaceutical and medical device products are currently in research and development. No revenues from the sale of potential products have ever been generated. Substantially all of our resources have been, and for the foreseeable future will continue to be, dedicated to our research programs and the development of potential

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      EARLY STAGE OF DEVELOPMENT; REGULATORY AND TECHNOLOGICAL UNCERTAINTIES (CONTINUED)

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

      In April 1999 we announced the preliminary results from preclinical studies of Elirex(TM), our drug candidate for treatment of heart attack. The preliminary results suggest that Elirex(TM) did not reduce infarct size in three of four preclinical studies conducted. In a fourth preclinical study, Elirex(TM) appeared to reduce infarct size by 33% in a pretreatment model of ischemia/reperfusion.

      Although these preclinical results pave the way for additional studies that would be appropriate to fully evaluate the drug, they did not meet our near-term objectives of confirming the earlier positive results of Elirex(TM) and identifying the best Elirex(TM) compound to develop further. Given the results of these preclinical studies, our need for cash to continue the preclinical development of these compounds and our present cash-burn rate, we are considering ways of significantly reducing operating expenses and identifying strategic alternatives.

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

      HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      We have incurred significant operating losses since our inception in 1992. At March 31, 1999, we had an accumulated deficit of approximately $44,593,000. Our research, development, testing and regulatory compliance activities and our projected general and administrative expenses are expected to result in significant operating losses for at least the next several years.

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


      DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

      We are highly dependent on the principal member of our management staff, Paul J. Hastings, our President and Chief Executive Officer. The departure of Mr. Hastings or other members of our staff could have a material adverse effect on operations.

      The Company has employment agreements with Mr. Hastings and G. Kirk Raab and a consulting agreement with L. David Tomei. Any of these people, however, may terminate his relationship with the Company at any time. The laws of the State of California generally restrict or prohibit post-employment noncompetition covenants and, therefore, none of our employees is subject to any restriction on competition in the future. Any employees who leave the Company could organize competitive businesses or accept employment with companies competitive with us.

      We are dependent on collaborators at research institutions and our advisors and consultants. Further development of our technology will require additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing.

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

      MANUFACTURING LIMITATIONS

      We currently do not have the capability to manufacture products under the current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. We will need this capability in order to independently manufacture, package, label and distribute our potential pharmaceutical or other products. Alternatively, depending on the outcome of the evaluation of our strategic alternatives, we may seek arrangements with contract manufacturers or contract packagers to do the following:

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

      Because of these risks, we may not be able to manufacture any products successfully or in a cost-effective manner.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information in Note 5 to the Condensed Consolidated Financial Statements included in Part I of this document is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

      In March 1999, the Company sold 1,000,000 shares of the Company's common stock at a price of $1.00 per share in the March 1999 Private Placement. The Company issued 60,000 additional shares for services rendered in connection with the private placement.

      In April 1999, the Company sold 137,099 shares of the Company's common stock at a price of $1.4588 under the terms of the Boehringer Mannheim Letter of Intent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are attached hereto:

        Exhibit
        Number        Title

        11.01         Computation of Net Loss Per Share

        27.01         Financial Data Schedule

-----------------------

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the period for which this report was filed.

                                   SIGNATURES



      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LXR BIOTECHNOLOGY INC.


Date: May 17, 1999                      By: /s/ Patti M. Childs
                                            ------------------------------------
                                            Patti M. Childs
                                            Director, Finance and Administration
                                            (Principal Accounting and Financial
                                            Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number     Title

    11.01      Computation of Net Loss Per Share

    27.01      Financial Data Schedule

-----------------------