Form 10-Q
period 1999-06-30
LXR BIOTECHNOLOGY INC
filed 1999-08-16
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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


At July 30, 1999, the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 29,657,489.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                 Page No.
                                                                                    --------
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998                                       3

              Condensed Consolidated Statements of Operations for
              the three and six months ended June 30, 1999 and
              1998 and for the period from April 20, 1992 (date of
              incorporation) through June 30, 1999                                      4

              Condensed Consolidated Statement of Stockholders' Equity
              for the six months ended June 30, 1999                                    5

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 1999 and 1998 and for the period from
              April 20, 1992 (date of incorporation) through
              June 30, 1999                                                             6

              Notes to Condensed Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                10

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                        17

     Item 2.  Change in Securities                                                     17

     Item 4.  Submission of Matters to a Vote of Security Holders                      17

     Item 5.  Other Information                                                        17

     Item 6.  Exhibits and Reports on Form 8-K                                         18

SIGNATURES                                                                             19

PART I.  Financial Information

Item I.  Financial Statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                                                                  June 30,          December 31,
                      Assets                                        1999                1998
                                                                ------------        ------------
                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                    $  1,127,077        $  3,495,582
   Prepaid expenses                                                  176,049              93,811
   Other receivables                                                  16,291             133,339
   Other current assets                                              342,337                  --
                                                                ------------        ------------
         Total current assets                                      1,661,754           3,722,732

   Equipment and leasehold improvements,
     net of accumulated depreciation                                  81,966             975,284
   Notes receivable from related parties                             180,000             180,000
   Deposits and other assets                                          14,050              40,898
                                                                ------------        ------------

         Total assets                                           $  1,937,770        $  4,918,914
                                                                ============        ============

       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                             $    339,833        $    289,542
   Accrued payroll related expenses                                   78,023             133,635
   Other accrued liabilities                                          51,007              36,777
   Litigation settlement payable                                     155,000             170,000
   Deferred rent obligation                                               --             317,564
   Short-term portion of note payable                                     --             199,388
                                                                ------------        ------------
         Total current liabilities                                   623,863           1,146,906

   Note payable, excluding short-term portion                             --             193,459
                                                                ------------        ------------

         Total liabilities                                           623,863           1,340,365
                                                                ------------        ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                               --                  --
   Common stock, $0.0001 par value; 60,000,000
     shares authorized; 29,839,501 and 28,691,669
     shares issued and outstanding  at June 30, 1999
     and December 31, 1998, respectively                               2,954               2,839
   Common stock to be issued; 137,099 shares and 75,000
     at June 30, 1999 and December 31, 1998, respectively                 14                   8
   Additional paid-in capital                                     47,680,522          46,176,875
   Deficit accumulated during the development stage              (46,354,408)        (42,585,998)
   Treasury stock, at cost; 182,012  shares at
     June 30, 1999 and December 31, 1998                             (15,175)            (15,175)
                                                                ------------        ------------

         Total stockholders' equity                                1,313,907           3,578,549
                                                                ------------        ------------

         Total liabilities and stockholders' equity             $  1,937,770        $  4,918,914
                                                                ============        ============

See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                                                                    April 20, 1992
                                                                                                      (Date of
                                             Three months                   Six Months              Incorporation)
                                            Ended June 30,                Ended June 30,               through
                                      --------------------------    --------------------------         June 30,
                                         1999           1998           1999           1998               1999
                                         ----           ----           ----           ----               ----
Revenues:
   Grant revenue                      $        --    $        --    $        --    $        --       $    171,744
   Funded research                             --             --             --             --            215,703
   License fee revenue                         --             --             --             --          1,000,000
                                      -----------    -----------    -----------    -----------       ------------

      Total revenues                           --             --             --             --          1,437,447

Expenses:
   Research and development             1,077,639      1,702,227      2,353,571      3,755,165         32,549,157
   General and administrative             697,521        897,524      1,446,785      2,252,196         16,208,923
                                      -----------    -----------    -----------    -----------       ------------

      Total expenses                    1,775,160      2,599,751      3,800,356      6,007,361         48,758,080
                                      -----------    -----------    -----------    -----------       ------------

      Loss from operations             (1,775,160)    (2,599,751)    (3,800,356)    (6,007,361)       (47,320,633)
                                      -----------    -----------    -----------    -----------       ------------

Interest income, net:
   Interest income                         27,395        118,877         59,457        266,080          1,473,063
   Interest expense                       (13,172)       (21,971)       (26,711)       (42,500)          (498,033)
                                      -----------    -----------    -----------    -----------       ------------

      Total interest income, net           14,223         96,906         32,746        223,580            975,030
                                      -----------    -----------    -----------    -----------       ------------

      Loss before income taxes         (1,760,937)    (2,502,845)    (3,767,610)    (5,783,781)       (46,345,603)

Income taxes                                  400            400            800            800              8,800
                                      -----------    -----------    -----------    -----------       ------------

      Net loss                        $(1,761,337)   $(2,503,245)   $(3,768,410)   $(5,784,581)      $(46,354,403)
                                      ===========    ===========    ===========    ===========       ============

Net loss per share                    $     (0.06)   $     (0.09)   $     (0.13)   $     (0.20)
                                      ===========    ===========    ===========    ===========

Weighted average shares used
   to compute net loss per share       29,755,404    28,533,764      29,214,461    28,259,809
                                      ===========    ===========    ===========    ===========



See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Condensed Consolidated Statement of Stockholders' Equity

                     For the six months ended June 30, 1999
                                   (unaudited)

                                                                               COMMON STOCK
                                       PREFERRED STOCK     COMMON STOCK        TO BE ISSUED
                                       ---------------  ------------------   ----------------
                                       SHARES            SHARES
                                       ISSUED   AMOUNT   ISSUED     AMOUNT   SHARES    AMOUNT
                                       -----    ------  ----------  ------   -------   ------
Balances at December 31, 1998            --     $  --   28,691,669  $2,839    75,000   $   8
Issuance of common stock to be
   issued on acquisition of
   Cardiosol technology                  --        --       75,000       8   (75,000)     (8)
Private placement of common stock
  (net of issuance costs)                --        --    1,060,000     106        --      --
Common stock to be issued to
  Boehringer Mannheim                    --        --           --      --   137,099      14
Stock options exercised                  --        --       12,832       1        --      --
Stock options granted                    --        --           --      --        --      --
Stock option repricing                   --        --           --      --        --      --
Net loss                                 --        --           --      --        --      --
                                       ----      ----   -----------  ------  -------   -----

Balances at June 30, 1999                --     $  --   29,839,501  $2,954   137,099   $  14
                                       ====     =====   ==========  ======   =======   =====



                                                     DEFICIT
                                                    ACCUMULATED       TREASURY STOCK
                                       ADDITIONAL   DURING THE     ---------------------   TOTAL STOCK-
                                         PAID-IN    DEVELOPMENT      SHARES                  HOLDERS'
                                         CAPITAL       STAGE       REPURCHASED   AMOUNT       EQUITY
                                       -----------  ------------   -----------  --------    -----------
Balances at December 31, 1998          $46,176,875  $(42,585,998)   (182,012)   $(15,175)   $ 3,578,549
Issuance of common stock to be
   issued on acquisition of
   Cardiosol technology                         --            --          --          --             --
Private placement of common stock
  (net of issuance costs)                  949,894            --          --          --        950,000
Common stock to be issued to
  Boehringer Mannheim                      199,986            --          --          --        200,000
Stock options exercised                        384            --          --          --            385
Stock options granted                      234,703            --          --          --        234,703
Stock option repricing                     118,680            --          --          --        118,680
Net loss                                        --    (3,768,410)         --          --     (3,768,410)
                                       -----------  ------------    --------    --------    -----------

Balances at June 30, 1999              $47,680,522  $(46,354,408)   (182,012)   $(15,175)   $ 1,313,907
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

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           April 20, 1992
                                                                                              (Date of
                                                                                           Incorporation)
                                                          Six months Ended June 30,           through
                                                       ------------------------------         June 30,
                                                          1999               1998               1999
                                                          ----               ----               ----
Cash flows from operating activities:                  $(3,110,053)      $ (5,625,203)      $(41,275,437)
                                                       -----------       ------------       ------------

Cash flows from investing activities:
   Purchase of investments                                      --                 --         (3,910,150)
   Purchase of equipment and leasehold
      improvements                                         (15,990)           (67,191)        (2,487,953)
   Proceeds from maturity of investments                        --                 --          4,000,000
   Loans to related parties                                     --                 --           (355,000)
   Repayment of loans to related parties                        --                 --            125,000
                                                       -----------       ------------       ------------

         Net cash used in investing activities             (15,990)           (67,191)        (2,628,103)
                                                       -----------       ------------       ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                1,150,000          1,368,250         42,101,942
   Proceeds from notes payable to related parties               --                 --          4,694,500
   Proceeds from line of credit                                 --                 --            375,000
   Proceeds from equipment loan                                 --                 --            701,249
   Repayment of notes payable and line of credit          (392,847)           (91,395)        (2,282,360)
   Principal payments for obligations under
      capital lease                                             --                 --           (776,513)
   Payments received for notes receivable from
      stockholders                                              --                 --              2,147
   Repurchase of common stock                                   --                 --             (1,510)
   Net proceeds from exercise of warrants                       --             92,219            111,724
   Net proceeds from exercise of stock options                 385            100,461            104,438
                                                       -----------       ------------       ------------

         Net cash provided by financing
           activities                                      757,538          1,469,535         45,030,617
                                                       -----------       ------------       ------------

Net increase (decrease) in cash and cash                (2,368,505)        (4,222,859)         1,127,077
      equivalents
Cash and cash equivalents at beginning of
      period                                             3,495,582         11,536,687                 --
                                                       -----------       ------------       ------------

Cash and cash equivalents at end of period             $ 1,127,077       $  7,313,828       $  1,127,077
                                                       ===========       ============       ============




See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999


(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998 and for the period from April 20, 1992 (date of incorporation) to June 30, 1999, cash flows for the six months ended June 30, 1999 and 1998 and for the period from April 20, 1992 (date of incorporation) to June 30, 1999, and changes in stockholders' equity for the six months ended June 30, 1999.

        These condensed consolidated financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements, which are included as part of the Company's 1998 Annual Report on Form 10-K.

        The Company's condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, Optical Analytic, Inc. (OAI). All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has incurred losses since its inception and expects to incur additional losses while searching for strategic alternatives for the Company. The Company does not have any committed sources of future equity or debt funding. The Company has implemented certain cost containment measures and established critical priorities to manage cash to provide for operations into the first quarter of 2000. If the Company continues as an operating Company, it would need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company has no immediate plans to seek such additional funding and will decide on its operating and financing plans after it completes its evaluation of the strategic alternatives available to it.

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

        As of June 30, 1999, warrants to purchase 1,689,958 shares of the Company's common stock remained outstanding.

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999


(3)     STOCK OPTION PLANS

        The following summarizes the Company's stock option activity during the six months ended June 30, 1999:

                                                               Number of Shares
                                                               ----------------
              Balance as of December 31, 1998                      3,860,729
                  Options granted                                     61,000
                  Options canceled or expired                     (1,885,180)
                  Options exercised                                  (12,832)
                                                                  ----------

              Balance as of June 30, 1999                          2,026,217
                                                                  ==========

        In June 1999, the Company's stockholders approved an amendment to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 3,849,850 shares to 4,849,850 shares.

        The Company recorded expense of approximately $119,000 in the six months ended June 30, 1999 as a result of its October 1998 repricing of stock options.

(4)     NOTES PAYABLE

        In June 1999, the Company paid off the balance due under the equipment loan of approximately $305,000 and accrued interest.

(5)     OPERATING LEASE

        In June 1999, the Company signed a lease termination agreement for its facility. Under the terms of the agreement, the Company paid $66,000 in cash, forfeited a security deposit of approximately $23,000, and transferred title to leasehold improvements with a net book value of approximately $340,000 to the landlord in exchange for the termination of the lease agreement. The book value of the leasehold improvements approximated the fair value, and was offset against the deferred rent balance. The cash paid and deposit forfeited were recorded as a prepaid asset and will be amortized to rent expense over the remaining three months of the lease.

(6)     RELATED PARTY TRANSACTIONS

        In February 1999, the Board approved, at Mr. Raab's request, a temporary reduction in Mr. Raab's salary from $180,000 to $90,000 per year. In June 1999, Mr. Raab's salary was discontinued at his request.

(7)     RESTRUCTURING CHARGES

        In April 1999, the Company announced and began implementing a cash conservation plan, including a reduction in staff, to enable it to continue operations while it explored strategic alternatives. In connection with the implementation of the cash conservation plan, the Company incurred restructuring charges of approximately $254,000, primarily related to the layoff of 18 employees, of which $179,000 was paid out during the quarter ended June 30, 1999. These charges are included in expenses in the accompanying statement of operations.

(8)     LITIGATION

        The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former chairman of the Company, is named as a defendant in the above

                     LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999



(8)     LITIGATION (CONTINUED)

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

        The Company has also settled a claim for indemnity from the independent underwriter in the initial public offering by payment of $12,500.

        During the six months ended June 30, 1999 and 1998, the Company incurred expenses of approximately $28,000 and $16,000, respectively, relating to this litigation. As of June 30, 1999, $155,000 has been accrued for payment of the proposed settlement.

(9)     SUBSEQUENT EVENT

        In July 1999, the Company auctioned its laboratory equipment no longer needed for the development of its later stage products. Such equipment with a net book value of approximately $342,000 was classified as held for sale and was included in other current assets at June 30, 1999. Net proceeds from the auction were approximately $500,000 and were received in August 1999.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        FORWARD LOOKING STATEMENTS

        Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding, among other things, strategic evaluation of our business and operations, product development plans, product efficacy, safety and effectiveness, corporate partnering, capital and other expenditures, timing of FDA filings, clinical trial progress, sufficiency of cash resources and our ability to raise additional funding. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included herein, our Annual Report on Form 10-K for the year ended December 31, 1998, and "Factors Affecting Future Results" below.

        OVERVIEW

        In April 1999, we announced the preliminary results from preclinical studies of Elirex(TM), our drug candidate for treatment of heart attack. The preliminary results suggested that Elirex(TM) did not reduce infarct size in three of four preclinical studies conducted. In a fourth preclinical study, Elirex(TM) appeared to reduce infarct size by 33% in a pretreatment model of ischemia/reperfusion. Given the results of these preclinical studies, our need for cash to continue the preclinical development of these compounds and our cash-burn rate, we implemented a cash conservation plan while we are identifying strategic alternatives for the Company. We retained US Bancorp Piper Jaffray to assist in identifying strategic alternatives for the Company. As part of our cash conservation plan, we effected a layoff of 18 employees, signed a lease termination agreement for our research laboratory and administrative offices and sold our laboratory equipment and other personal property in a public auction. Currently, our employees consist of three administrative employees and our unpaid, part-time acting President and CEO. We currently expect our cash resources to last into the first quarter of 2000.

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        We did not generate any revenues for the three and six months ended June 30, 1999 and 1998. We do not have any commercially available products, and do not anticipate generating any significant product revenues for at least the next several years.

        Research and development expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. We incurred research and development expenses of approximately $1,078,000 and $2,354,000 for the three and six months ended June 30, 1999 and approximately $1,702,000 and $3,755,000 for the three and six months ended June 30, 1998. The decrease in research and development costs from 1998 to 1999 is primarily due to decreased salary and benefits costs resulting from the reduction of personnel in June 1998 and the further reduction of personnel in April 1999, decreased supply costs resulting from the reduction in personnel, and decreased research collaboration costs resulting from the termination of the agreement with Oxford Asymmetry Limited in April 1998, partially offset by an increase in preclinical animal study costs for Cardiosol and Elirex and severance paid to terminated employees.

        We expect research and development expenses to continue to decrease in 1999, as a result of the reduction of personnel in April 1999. Our expenditures will also be limited by our efforts to maintain enough cash to operate into the first quarter of 2000. See "Liquidity and Capital Resources" below.

        General and administrative expenses consist of salaries and related benefits, legal expenses for litigation and general corporate matters, depreciation of office furniture and equipment, facility costs, consulting fees and other administrative expenses. We incurred general and administrative expenses of approximately $698,000 and $1,447,000 for the three and six months ended June 30, 1999, and $898,000 and $2,252,000 for the three and six months ended June 30, 1998. The decrease in 1999 compared to 1998 is primarily due to a reduction in severance costs paid to a former officer, a reduction of compensation expense related to option grants and a reduction in legal fees, partially offset by severance paid to terminated employees. General and administrative expenses are expected to continue to decrease as a result of the reduction of personnel in April 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (CONTINUED)


        Interest income was approximately $27,000 and $59,000 for the three and six months ended June 30, 1999 and $119,000 and $266,000, for the three and six months ended June 30, 1998. The decrease in interest income in 1999 compared to 1998 is primarily due to the decrease in the cash balance. Interest expense was approximately $13,000 and $27,000 for the three and six months ended June 30, 1999, and $22,000 and $43,000 for the three and six months ending June 30, 1998. The decrease in interest expense in 1999 compared to 1998 is due to the paydown of the equipment loan obtained during 1997. We expect interest expense in 1999 to decrease further due to the payoff of our equipment loan in June 1999.

        We incurred net losses of approximately $1,761,000 and $3,768,000 for the three and six months ended June 30, 1999 and $2,503,000 and $5,785,000, for the three and six months ended June 30, 1998. As of June 30, 1999, we had an accumulated deficit of approximately $46,354,000. We expect to continue to incur losses while searching for strategic alternatives.

        YEAR 2000

        We have completed our assessment of the impact of the "year 2000" problem and believe our systems that are critical to our business operations will be able to recognize a date using "00" as the year 2000. In addition, we have asked our vendors that provide certain outside services we rely upon, such as payroll, banking services and research organizations, to determine their year 2000 readiness. While we believe these service providers will be ready for the year 2000, failure of them to be ready for the year 2000 could be disruptive to our business operations if their systems are unavailable for an extended period of time. However, we believe our business operations would not be materially adversely affected by the disruption of such services. We continuously evaluate our vendors for year 2000 compliance. We believe if our systems are not year 2000 compliant, we would be able to address and resolve any non-compliance before a material adverse effect occurs on our business operations. Our key processes could be manually performed for a sufficient period of time.

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

        As of June 30, 1999, our remaining sources of capital consist of approximately $1.1 million in cash and cash equivalents, approximately $500,000 to be received for the net proceeds of the auction of equipment and other personal property, and interest from investments.

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

        insurer. We incurred expenses of approximately $28,000 in the six months ended June 30, 1999 and approximately $16,000 in the six months ended June 30, 1998, relating to this litigation.

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

        We do not have any committed sources of future equity or debt funding. We have implemented cost containment measures and established critical priorities in order to manage cash to provide for operations into the first quarter of 2000. However, there can be no assurance that unanticipated events will not result in depletion of our capital resources before that time. Accordingly, we would need to raise substantial additional capital to fund our operations if our evaluation of strategic alternatives leads us to a decision to carry on operations. Failure to find a buyer for LXR or our assets or to raise additional funds in the relatively near future will have a material adverse effect on our operations and could result in the need to cease further operations altogether.

        Our independent auditors have issued their report on our 1998 Consolidated Financial Statements which states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.

        FACTORS AFFECTING FUTURE RESULTS

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        We expect to require funds to continue to evaluate our strategic alternatives through 1999 and additional funds to continue any operations beyond the beginning of 2000. Our capital requirements depend on numerous factors, including the following:

               o  the outcome of our review of our strategic alternatives;

               o  the status of our research and development programs;

               o  the time and costs involved in obtaining regulatory approvals;

               o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

               o  the cost of maintaining technological rights;

               o  competing technological and market developments;

               o  our ability to establish collaborative arrangements; and

               o any further legal expenses incurred in connection with defending certain lawsuits that have been brought against us and certain of our past and present directors and officers.

        Based upon our current plans, we believe we have sufficient funds to meet our operating expenses and capital requirements into the first quarter of 2000. The factors identified above may result in the expenditure of all available funds before then.

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

        All of our drug and medical device candidates are in preclinical development, except for HK-Cardiosol(TM) and CP-Cardiosol(TM), which have received approval to begin clinical trials.

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

        Our potential products will require significant additional research and development and preclinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. Our potential pharmaceutical products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the following:

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

               o  third parties could market superior or equivalent products;
                  and

               o cash constraints may prevent further development of these products.

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

        RELIANCE ON NOVEL SCIENTIFIC APPROACH

        Our product development efforts have been based on the novel scientific approach of therapeutic apoptosis modulation, which is a process of regulating genetically programmed cell death. This process has not been widely studied and there is substantial risk that this approach will not be successful.

        Moreover, we have applied this novel approach to discover new treatments for a variety of diseases that are also the subject of research and development efforts by other companies. Many of these other companies are much larger and better funded than we are.

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

        HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        We have incurred significant operating losses since our inception in 1992. At June 30, 1999, we had an accumulated deficit of approximately $46,354,000. Even if we are able to raise additional funds and continue to operate independently, we would expect to incur significant losses for at least the next several years.

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

               o  clinical trial results;

               o  regulatory approvals; and

               o our ability to manufacture and market our products or to enter into license agreements on acceptable terms.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

        We are highly dependent on the principal member of our management staff,
        G. Kirk Raab, our interim President and Chairman of the Board, who is currently acting on an unpaid basis. The departure of Mr. Raab or other members of our staff could have a material adverse effect on operations. Our previous President and Chief Executive Officer, Paul J. Hastings, resigned effective June 14, 1999, but is continuing as a member of our board of directors.

        We have an employment agreement with Mr. Raab and a consulting agreement with L. David Tomei. Either of these people, however, may terminate his relationship with us at any time. The laws of the State of California generally restrict or prohibit post-employment noncompetition covenants and, therefore, none of our employees is subject to any restriction on competition in the future. Any employees who leave us or have left us in the past could organize competitive businesses or accept employment with companies competitive with us.

        We are dependent on collaborators at research institutions and our advisors and consultants. Further development of our technology will require additional expertise from outside consultants in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing.

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

        For example, we entered into an Evaluation and Exclusive Option Agreement with Introgen Therapeutics Inc., enabling Introgen to assess the anti-tumor activity of the Bak gene. The agreement also grants Introgen an option to enter into an exclusive license agreement with us related to the Bak gene. However, Introgen is not obligated to enter into a license agreement with us. Introgen subsequently assigned this agreement to an affiliate, Gendux Inc.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        MANUFACTURING LIMITATIONS (CONTINUED)

               o supply sufficient quantities of products to conduct clinical trials, and

               o manufacture, package, label and distribute finished pharmaceutical products.

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

        We have entered into a manufacturing agreement with Chesapeake Biological Laboratories, Inc. ("CBL") to manufacture HK-Cardiosol(TM) and CP-Cardiosol(TM) for clinical trials. CBL may be unable to manufacture sufficient quantities of HK-Cardiosol(TM) and CP-Cardiosol(TM) at such time in the future as we may order additional material.

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

        We have no experience in the manufacture of pharmaceutical products or medical devices in clinical quantities or for commercial purposes. If we decide to manufacture products ourselves, the following would occur:

               o we would be subject to the regulatory requirements described above;

               o we would be subject to similar risks regarding delays or difficulties encountered in manufacturing those products; and

               o  we would require substantial additional capital.

        Because of these risks, we may not be able to manufacture any products successfully or in a cost-effective manner.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information in Note 8 to the Condensed Consolidated Financial Statements included in Part I of this document is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 10, 1999, the Company held its Annual Meeting of Stockholders with the following results:

        1)  The following individuals were elected as directors of the Company:

                                              Shares Voting           Shares
                                                in Favor             withheld
                                              -------------          --------
                G. Kirk Raab                    23,764,539           417,155
                Eugene Eidenberg                23,764,539           417,155
                Brian Brookover                 23,534,088           647,606
                Kenneth McGuire                 23,763,039           418,655
                William Hambrecht               23,765,539           416,155
                John C. Kane                    23,762,539           419,155
                Paul J. Hastings                23,757,204           424,490

        2) The proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 1,000,000 was approved with 22,828,862 shares cast in favor of the amendment, 1,326,132 shares voting against and 26,700 shares withheld and/or abstaining.

        3) The selection of KPMG LLP as the Company's independent auditors was ratified with 23,973,219 shares cast in favor of the selection, 176,125 shares voting against, and 32,350 shares withheld and/or abstaining.

ITEM 5. OTHER INFORMATION

        On June 10, 1999, the Company announced that Paul J. Hastings had stepped down as its President and Chief Executive Officer effective June 14, 1999, but would retain his seat on the Board of Directors. G. Kirk Raab has assumed the role of the Company's acting President and CEO on an unpaid, part-time basis.

        The Company was delisted from the American Stock Exchange effective at the opening of business on August 5, 1999. The Company's stock now trades on the Nasdaq OTC Bulletin Board.

        In July 1999, John C. Kane resigned from the Company's Board of Directors. Additionally, in August 1999, William Hambrecht and Eugene Eidenberg resigned from the Company's Board of Directors.

        In June 1999, the Company signed a lease termination agreement for its facility. Under the terms of the agreement, the Company paid $66,000 in cash, forfeited a security deposit of approximately $23,000, and transferred title to leasehold improvements with a net book value of approximately $340,000 to the Landlord in exchange for the termination of the Lease agreement.

        In July 1999, the Company completed the auction of its equipment and other personal property. The net proceeds from the auction were approximately $500,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are attached hereto:

            Exhibit
            Number         Title
            ------         -----
            10.53          Exclusive Authorization to Conduct a Public Auction

            10.54          Lease Termination Agreement

            11.01          Computation of Net Loss Per Share

            27.01          Financial Data Schedule

-----------------------

        (b) Reports on Form 8-K.

            On June 10, 1999, the Company filed a report on Form 8-K, reporting the implementation of a cash conservation plan to enable it to continue operations while it explores strategic alternatives.


                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LXR BIOTECHNOLOGY INC.


     Date: August 16, 1999      By: /s/ Patti M. Childs
                                    --------------------------------------------
                                    Patti M. Childs
                                    Director, Finance and Administration
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


     Exhibit
     Number       Title
     ------       -----
     10.53        Exclusive Authorization to Conduct a Public Auction

     10.54        Lease Termination Agreement

     11.01        Computation of Net Loss Per Share

     27.01        Financial Data Schedule

-----------------------