Form 10-Q
period 1999-09-30
LXR BIOTECHNOLOGY INC
filed 1999-11-15
CIK 899504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


                                       OR


           [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the transition period from ___________ to ___________


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


          3095 Richmond Parkway, Suite 213, Richmond, California 94806
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (510) 758-4396
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:
Yes [X]   No  [ ]



At November 1, 1999, the number of outstanding shares of the Registrant's Common Stock, par value $0.0001, was 29,657,489.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                   Page No.
                                                                                          --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998                                   3

                  Condensed Consolidated Statements of Operations for
                  the three and nine months ended September 30, 1999 and
                  1998 and for the period from April 20, 1992 (date of
                  incorporation) through September 30, 1999                                   4

                  Condensed Consolidated Statement of Stockholders' Equity
                  for the nine months ended September 30, 1999                                5

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 and for the period from April 20, 1992 (date of incorporation) through
                  September 30, 1999                                                          6

                  Notes to Condensed Consolidated Financial Statements                        7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 13


PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                          14

     Item 5.      Other Information                                                          14

     Item 6.      Exhibits and Reports on Form 8-K                                           14


SIGNATURES                                                                                   15

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets


                                                                        September 30,             December 31,
                      Assets                                                1999                      1998
                      ------                                            ------------              ------------
                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                            $    898,392              $  3,495,582
   Prepaid expenses                                                           50,236                    93,811
   Other receivables                                                          11,196                   133,339
                                                                        ------------              ------------
         Total current assets                                                959,824                 3,722,732

   Equipment and leasehold improvements,
     net of accumulated depreciation                                          68,384                   975,284
   Notes receivable from related parties                                     100,000                   180,000
   Deposits and other assets                                                  15,970                    40,898
                                                                        ------------              ------------

         Total assets                                                   $  1,144,178              $  4,918,914
                                                                        ============              ============

       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                     $    120,433              $    289,542
   Accrued payroll related expenses                                           10,499                   133,635
   Other accrued liabilities                                                 185,453                    36,777
   Litigation settlement payable                                                   -                   170,000
   Deferred rent obligation                                                        -                   317,564
   Short-term portion of note payable                                              -                   199,388
                                                                        ------------              ------------
         Total current liabilities                                           316,385                 1,146,906

   Note payable, excluding short-term portion                                      -                   193,459
                                                                        ------------              ------------
         Total liabilities                                                   316,385                 1,340,365
                                                                        ------------              ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued or outstanding                                        -                         -
   Common stock, $0.0001 par value; 60,000,000
     shares authorized; 29,839,501 and 28,691,669
     shares issued and outstanding  at September 30,
     1999 and December 31, 1998, respectively                                  2,954                     2,839
   Common stock to be issued; 137,099 shares and 75,000
     at September 30, 1999 and December 31, 1998, respectively                    14                         8
   Additional paid-in capital                                             47,730,522                46,176,875
   Deficit accumulated during the development stage                      (46,890,522)              (42,585,998)
   Treasury stock, at cost; 182,012  shares at
     September 30, 1999 and December 31, 1998                                (15,175)                  (15,175)
                                                                        ------------              ------------
         Total stockholders' equity                                          827,793                 3,578,549
                                                                        ------------              ------------
         Total liabilities and stockholders' equity                     $  1,144,178              $  4,918,914
                                                                        ============              ============

See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                                                                     April 20, 1992
                                                                                                        (Date of
                                           Three months                        Nine Months           Incorporation)
                                        Ended September 30,                Ended September 30,           through
                                   ----------------------------      -----------------------------    September 30,
                                       1999             1998             1999              1998           1999
                                   ------------    ------------      ------------     ------------     ------------
Revenues:
   Grant revenue                   $         --    $         --     $          --     $         --      $  171,744
   Funded research                           --              --                --               --          215,703
   License fee revenue                       --          50,000                --           50,000        1,050,000
                                   ------------    ------------      ------------     ------------     ------------
      Total revenues                         --          50,000                --           50,000        1,437,447
                                   ------------    ------------      ------------     ------------   --------------

Expenses:
   Research and development             277,189       1,284,914         2,630,760        5,040,079       32,826,346
   General and administrative           455,696         808,125         1,902,481        3,060,321       16,664,619
                                   ------------    ------------      ------------     ------------     ------------
      Total expenses                    732,885       2,093,039         4,533,241        8,100,400       49,490,965
                                   ------------    ------------      ------------     ------------     ------------
      Loss from operations             (732,885)     (2,043,039)       (4,533,241)      (8,050,400)     (48,053,518)
                                   ------------    ------------      ------------     ------------     ------------

Other income (expense), net:
   Gain on disposal of assets           184,781              --           184,781               --          184,781
   Interest income                       12,390          87,716            71,847          353,796        1,485,453
   Interest expense                          --         (18,635)          (26,711)         (61,135)        (498,033)
                                   ------------    -------------     ------------     -------------    ------------

      Total other income, net           197,171          69,081           229,917          292,661        1,172,201
                                   ------------    ------------      ------------     ------------     ------------

      Loss before income taxes         (535,714)     (1,973,958)       (4,303,324)      (7,757,739)     (46,881,317)

Income taxes                                400             400             1,200            1,200            9,200
                                   ------------    ------------      ------------     ------------     ------------

      Net loss                     $   (536,114)   $ (1,974,358)    $  (4,304,524)    $ (7,758,939)     $(46,890,517)
                                   ============    ============      ============     ============      ============



Net loss per share                 $     (0.02)    $     (0. 07)     $     (0.15)     $     (0. 28)
                                   ===========     ============      ===========      ============

Weighted average shares used
   to compute net loss per share     29,794,588      28,579,869        29,409,962       28,093,525
                                     ==========      ==========        ==========       ==========








See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Condensed Consolidated Statement of Stockholders' Equity

                  For the nine months ended September 30, 1999
                                   (unaudited)




                                                                                                     Common stock
                                                            Preferred stock       Common Stock        to be issued
                                                            -----------------  -------------------  ----------------   Additional
                                                             Shares               Shares                                paid-in
                                                             issued    Amount     issued    Amount   Shares   Amount   capital
                                                            --------   ------  -----------  ------  --------- ------  ------------
Balances at December 31, 1998                                    --    $  --    28,691,669  $2,839    75,000   $  8   $46,176,875
Issuance of common stock to be issued on acquisition of
      Cardiosol technology                                       --       --        75,000       8   (75,000)    (8)           --
Private placement of common stock                                --       --     1,060,000     106        --     --       999,894
Common stock to be issued to Boehringer Mannheim                 --       --            --      --   137,099     14       199,986
Stock options exercised                                          --       --        12,832       1        --     --           384
Stock options granted                                            --       --            --      --        --     --       234,703
Stock option repricing                                           --       --            --      --        --     --       118,680
Net loss                                                         --       --            --      --        --     --           --
                                                            --------   ------  -----------  ------  --------- ------  ------------

Balances at September 30, 1999                                   --    $  --    29,839,501  $2,954   137,099   $ 14   $47,730,522
                                                            =======    ======   ==========  ======   =======   ====   ===========



                                                               Deficit
                                                             accumulated         Treasury stock
                                                              during the     -----------------------   Total stock-
                                                              development       Shares                   holders'
                                                                stage        repurchased    Amount       equity
                                                             ------------     ----------  --------     -----------
Balances at December 31, 1998                                $(42,585,998)     (182,012)  $(15,175)    $ 3,578,549
Issuance of common stock to be issued on acquisition of
      Cardiosol technology                                             --            --         --              --
Private placement of common stock                                      --            --         --       1,000,000
Common stock to be issued to Boehringer Mannheim                       --            --         --         200,000
Stock options exercised                                                --            --         --             385
Stock options granted                                                  --            --         --         234,703
Stock option repricing                                                 --            --         --         118,680
Net loss                                                       (4,304,524)           --         --      (4,304,524)
                                                             ------------     ----------  --------     -----------
Balances at September 30, 1999                               $(46,890,522)    (182,012)   $(15,175)    $   827,793
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

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)




                                                                                                          April 20, 1992
                                                                                                           (Date of
                                                                                                          Incorporation)
                                                                                                            through
                                                             Nine months Ended September 30,             September 30,
                                                              1999                    1998                   1999
                                                            -----------         -----------              ------------

Cash flows from operating activities:                       $(3,914,221)        $(7,648,738)             $(42,079,605)
                                                            -----------         -----------              ------------

Cash flows from investing activities:
   Purchase of investments                                            -                   -                (3,910,150)
   Purchase of equipment and leasehold
      improvements                                              (15,990)            (67,191)               (2,487,953)
   Proceeds from sale of assets                                 525,483                                       525,483
   Proceeds from maturity of investments                              -                   -                 4,000,000
   Loans to related parties                                           -            (150,000)                 (355,000)
   Repayment of loans to related parties                              -                   -                   125,000
                                                            -----------         -----------              ------------

         Net cash used in investing activities                  509,493            (217,191)               (2,102,620)
                                                            -----------         -----------              ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                     1,200,000           1,368,250                42,151,942
   Proceeds from notes payable to related parties                     -                   -                 4,694,500
   Proceeds from line of credit                                       -                   -                   375,000
   Proceeds from equipment loan                                       -                   -                   701,249
   Repayment of notes payable and line of credit               (392,847)           (139,611)               (2,282,360)
   Principal payments for obligations under
      capital lease                                                   -                   -                  (776,513)
   Payments received for notes receivable from
      stockholders                                                    -                   -                     2,147
   Repurchase of common stock                                         -                   -                    (1,510)
   Net proceeds from exercise of warrants                             -              92,219                   111,724
   Net proceeds from exercise of stock options                      385             100,646                   104,438
                                                            -----------         -----------              ------------

         Net cash provided by financing
           activities                                           807,538           1,421,504                45,080,617
                                                            -----------         -----------              ------------

Net increase (decrease) in cash and cash                     (2,597,190)         (6,444,425)                  898,392
      equivalents
Cash and cash equivalents at beginning of
      period                                                  3,495,582          11,536,687                         -
                                                            -----------         -----------              ------------

Cash and cash equivalents at end of period             $        898,392         $  5,092,262             $    898,392
                                                           ============         ============              ===========



See accompanying notes to condensed consolidated financial statements

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999



(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998 and for the period from April 20, 1992 (date of incorporation) to September 30, 1999, cash flows for the nine months ended September 30, 1999 and 1998 and for the period from April 20, 1992 (date of incorporation) to September 30, 1999, and changes in stockholders' equity for the nine months ended September 30, 1999.

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

        The Company has incurred losses since its inception and expects to incur additional losses for the foreseeable future. The Company does not have any committed sources of future equity or debt funding. The Company has implemented certain cost containment measures and currently expects to exhaust its remaining cash reserves in the first quarter of 2000. If the Company reestablishes itself as an operating company, it would need to raise substantial additional capital to fund its operations, including the development of its lead compounds. The Company has no immediate plans to seek such additional funding and will decide on its next steps in the near future, which may include the winding up of its operations and the sale or auction of its remaining non-cash assets, although no such decision has yet been made by the Company.

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

        In March 1999, the Company raised approximately $1,000,000 through the sale of 1,000,000 shares of the Company's common stock at a price of $1.00 per share (the "March 1999 Private Placement"). The Company also issued 60,000 shares as a sales commission in connection with the March 1999 Private Placement.

        As of September 30, 1999, warrants to purchase 1,689,958 shares of the Company's common stock remained outstanding.

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999


(3)     STOCK OPTION PLANS

        The following summarizes the Company's stock option activity during the nine months ended September 30, 1999:

                                                       Number of Shares
                                                       ----------------

              Balance as of December 31, 1998              3,860,729
                  Options granted                             61,000
                  Options canceled or expired             (3,726,623)
                  Options exercised                          (12,832)
                                                          ----------
              Balance as of September 30, 1999               182,274
                                                          ==========


        In June 1999, the Company's stockholders approved an amendment to the 1993 Stock Option Plan to increase the shares of common stock authorized for issuance from 3,849,850 shares to 4,849,850 shares.

        The Company recorded expense of approximately $119,000 in the nine months ended September 30, 1999 as a result of its October 1998 repricing of stock options.

(4)     OPERATING LEASE

        In June 1999, the Company signed a lease termination agreement for its facility. Under the terms of the agreement, the Company paid $66,000 in cash, forfeited a security deposit of approximately $23,000, and transferred title to leasehold improvements with a net book value of approximately $340,000 to the landlord in exchange for the termination of the lease agreement. The book value of the leasehold improvements approximated the fair value, and was offset against the deferred rent balance. The cash paid and deposit forfeited were amortized to rent expense over the remaining three months of the lease.

(5)     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        In July 1999, the Company auctioned equipment with a net book value of approximately $342,000. The net proceeds of the auction were approximately $525,000.

(6)     RELATED PARTY TRANSACTIONS

        In September 1999, the Company terminated its consulting agreement with Dr. L. David Tomei. Under the terms of the termination agreement, dated as of June 10, 1999, the Company paid Dr. Tomei a total of $240,000, forgave the $30,000 note receivable from Dr. Tomei and granted Dr. Tomei rights in certain urine DNA analysis technology that is not being developed by the Company, in exchange for the release of the Company from any further compensation obligation under the consulting agreement, the cancellation of Dr. Tomei's options to purchase Common Stock of the Company, and the mutual release of any claims between Dr. Tomei and the Company. The $240,000 payment and the $30,000 loan forgiveness are included in research and development expenses for the nine months ended September 30, 1999.

        In June 1999, in connection with the resignation of Paul Hastings as President and Chief Executive Officer of the Company, the Board of Directors requested that Mr. Hastings continue as a Director of the Company and manage and supervise, on a part-time basis, the Company's operations. Based on his continued service on behalf of the Company, the Board did not accelerate the repayment by Mr. Hastings of the loan from the Company in the aggregate amount of $150,000, which is due on September 8, 2001. As a result of his continued service, $50,000 of the amount owed under the note was forgiven pursuant to the terms of the note, effective August 13, 1999 and was included in general and administrative expenses for the nine months ended September 30, 1999.
        In addition, the Board agreed to pay Mr. Hastings a bonus in an appropriate amount to be determined, for continuing to act on behalf of the Company.

 (7)    LITIGATION

        The Company and five of its past or present directors and officers are named as defendants in Katz vs. Blech, ("Katz") and Degulis vs. LXR Biotechnology Inc., et al. ("Degulis"). One of the five, Mark Germain, a former director and former chairman of the Company, is named as a defendant in the above two cases and also in In re Blech Securities Litigation, ("In re Blech"). In addition, L. Scott Minick,

                      LXR BIOTECHNOLOGY INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999

(7)     LITIGATION, CONTINUED

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

        The Company announced on January 25, 1999, that it has reached an agreement in principle with plaintiffs' class action counsel to settle the above litigation against the Company and the five former officers and directors. The agreement provides for payment of $500,000, of which approximately $155,000 was paid by the Company and approximately $345,000 is to be paid by the Company's insurer. The amount paid by the Company is being held in an escrow account by the Company's attorneys and is not included in the cash balance at September 30, 1999.

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

        During the nine months ended September 30, 1999 and 1998, the Company incurred expenses of approximately $28,000 and $16,000, respectively, relating to this litigation. As of September 30, 1999, $155,000 has been paid into an escrow account for payment of the proposed settlement and is not included in the cash balance at September 30, 1999.

(8)     SUBSEQUENT EVENT

        In October 1999, The University of Tennessee filed a complaint against the Company seeking damages in the amount of $70,000, and interest and costs, based on amounts alleged to be due under a research agreement. The Company is defending the action and believes that it has valid defenses to the claims asserted against it.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD LOOKING STATEMENTS

      Except for historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding, among other things, whether we will continue as a going concern; decisions about our business, operations and product development plans; the prospects for realizing revenues or profits from our products or technology; and the adequacy of our cash resources for continuing as an operating company. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words. The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included herein, our Annual Report on Form 10-K for the year ended December 31, 1998, and our quarterly reports on Form 10-Q for March 31, 1999 and June 30, 1999.

      OVERVIEW

      In April 1999, we announced the preliminary results from preclinical studies of Elirex(TM), our drug candidate for treatment of heart attack. The preliminary results suggested that Elirex(TM) did not reduce infarct size in three of four preclinical studies conducted. In a fourth preclinical study, Elirex(TM) appeared to reduce infarct size by 33% in a pretreatment model of ischemia/reperfusion. Given the results of these preclinical studies, our need for cash to continue the preclinical development of these compounds and our cash-burn rate, we implemented a cash conservation plan while we are identifying strategic alternatives. We also retained US Bancorp Piper Jaffray to assist us in identifying strategic alternatives. As part of our cash conservation plan, we effected a layoff of 18 employees, signed a lease termination agreement for our research laboratory and administrative offices and sold our laboratory equipment and other personal property in a public auction.

      Currently, our employees consist of one administrative employee and one of our Directors who is supervising our operations on an unpaid, part-time basis. We currently expect our cash resources to be exhausted in the first quarter of 2000. To date, our evaluation of strategic alternatives has not resulted in the identification of a purchaser of our technology or a transaction that would provide shareholders with a return on their investment, and we have advised US Bancorp Piper Jaffray that it would not be worthwhile for it to continue its services on our behalf. As a result, we anticipate that we may wind up our operations in the near future and sell or auction off our remaining assets, including our technology and product candidates, although we have not yet decided to do so.

      Our independent auditors have issued their report on our 1998 Consolidated Financial Statements which states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.


      RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      We did not generate any revenues for the three and nine months ended September 30, 1999 and 1998. We do not have any commercially available products, and do not at present anticipate generating any significant product revenues for the foreseeable future.

      Research and development expenses included salaries and related benefits, laboratory supplies, depreciation of equipment, facility costs, consulting fees, research collaboration expenses, toxicology study costs, contract manufacturing expenses, legal fees for patents and other research related expenditures. We incurred research and development expenses of approximately $277,000 and $2,631,000 for the three and nine months ended September 30, 1999 and approximately $1,285,000 and $5,040,000 for the three and nine months ended September 30, 1998. The decrease in research and development costs from 1998 to 1999 is primarily due to decreased salary and benefits costs resulting from the reduction of personnel in June 1998 and the further reduction of personnel in April 1999, decreased supply costs resulting from the reduction in personnel, and decreased research collaboration costs resulting from the termination of the agreement with Oxford Asymmetry Limited in April 1998, partially offset by an increase in preclinical animal study costs for Cardiosol and Elirex and severance paid to terminated employees.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)

      We expect research and development expenses to continue to decrease in 1999, as a result of the reduction of personnel in April 1999. Our expenditures will also be limited by our efforts to maintain enough cash to operate into the first quarter of 2000. See "Liquidity and Capital Resources" below.

      General and administrative expenses consist of salaries and related benefits, legal expenses for litigation and general corporate matters, depreciation of office furniture and equipment, facility costs, consulting fees and other administrative expenses. We incurred general and administrative expenses of approximately $456,000 and $1,902,000 for the three and nine months ended September 30, 1999, and $808,000 and $3,060,000 for the three and nine months ended September 30, 1998. The decrease in 1999 compared to 1998 is primarily due to reductions in salary and benefit costs resulting from the reduction in personnel; severance costs paid to a former officer; compensation expense related to option grants; and legal fees. These reductions were partially offset by severance paid to terminated employees. General and administrative expenses are expected to continue to decrease as a result of the reduction of personnel in April 1999.

      Interest income was approximately $12,000 and $72,000 for the three and nine months ended September 30, 1999 and $88,000 and $354,000, for the three and nine months ended September 30, 1998. The decrease in interest income in 1999 compared to 1998 is primarily due to the decrease in the cash balance. Interest expense was $0 and approximately $27,000 for the three and nine months ended September 30, 1999, and $19,000 and $61,000 for the three and nine months ending September 30, 1998. The decrease in interest expense in 1999 compared to 1998 is due to the paydown of the equipment loan obtained during 1997. We expect interest expense in 1999 to decrease further due to the payoff of our equipment loan in June 1999.

      We incurred net losses of approximately $536,000 and $4,305,000 for the three and nine months ended September 30, 1999 and $1,974,000 and $7,759,000, for the three and nine months ended September 30, 1998. As of September 30, 1999, we had an accumulated deficit of approximately $46,891,000. We expect to continue to incur losses for the foreseeable future.

      YEAR 2000

      We have completed our assessment of the impact of the "year 2000" problem and believe our systems that are critical to our business operations will be able to recognize a date using "00" as the year 2000. In addition, we have asked our vendors that provide certain outside services we rely upon, such as payroll, banking services and research organizations, to determine their year 2000 readiness. While we believe these service providers will be ready for the year 2000, failure of any of them to be ready for the year 2000 could be disruptive to our business operations if their systems are unavailable for an extended period of time. However, we believe our business operations would not be materially adversely affected by the disruption of such services. We continuously evaluate our vendors for year 2000 compliance. We believe if our systems are not year 2000 compliant, we would be able to address and resolve any non-compliance before a material adverse effect occurs on our business operations. Our key processes could be manually performed for a sufficient period of time.

      To date, we have not incurred substantial costs to address the year 2000 issue. We estimate additional costs, if any, for actions we take to address the year 2000 problem would not be material. Despite our efforts to address the year 2000 impact on our systems and business operations, if the year 2000 problems are more disruptive than we reasonably expect and our plans prove inadequate, the year 2000 problem could result in a material disruption of our business or it could have a material adverse effect on our business, financial condition or results of operation. The relevance of any year 2000 issue will also be affected by whether we continue as a going concern.

      LIQUIDITY AND CAPITAL RESOURCES

      In the first quarter of 1999, we raised approximately $1,000,000 in net proceeds through the sale of 1,000,000 shares of our Common Stock at a price of $1.00 per share in a private placement. In addition, in April 1999 we received $200,000 for the purchase of 137,099 shares of common stock at $1.4588 per share, under the Boehringer Mannheim Letter of Intent.

      As of September 30, 1999, our remaining sources of capital consist of approximately $900,000 in cash and cash equivalents and interest from investments.

      We and five of our past directors and officers are defendants in class action lawsuits. (See "Note 5 of the Condensed Consolidated Financial Statements".) We maintain officers and directors liability insurance under policies providing aggregate coverage totaling $3 million, which covers
      (i) us for amounts spent indemnifying directors and officers or (ii) directors and officers directly if we fail to indemnify them. The policies do not provide us with coverage with respect to our own defense costs and liability. On January 25, 1999, we announced that we reached an agreement in principle with the plaintiffs' class action counsel to settle the above litigation against us and the five former officers and directors. The agreement provides for payment of $500,000, of which approximately $155,000 is to be paid by us and approximately $345,000 is to be paid by our insurer. We incurred expenses of approximately $32,000 in the nine months ended September 30, 1999 and approximately $41,000 in the nine months ended September 30, 1998, relating to this litigation.

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

      In October 1999, The University of Tennessee filed a complaint against us seeking damages in the amount of $70,000, and interest and costs, based on amounts alleged to be due under a research agreement. We are defending the action and believe that we have valid defenses to the claims asserted against us.

      In September 1999, we terminated our consulting agreement with Dr. L. David Tomei, our former President and Chief Executive Officer. Under the terms of the termination agreement, dated as of June 10, 1999, we paid Dr. Tomei a total of $240,000, forgave the $30,000 note receivable from Dr. Tomei and granted Dr. Tomei rights in certain urine DNA analysis technology that is not being developed by us, in exchange for the release of us from any further compensation obligation under the consulting agreement, the cancellation of Dr. Tomei's options to purchase Common Stock, and the mutual release of any claims between Dr. Tomei and us.


      In June 1999, in connection with the resignation of Paul Hastings as our President and Chief Executive Officer, the Board of Directors requested that Mr. Hastings continue as a member of the Board and manage and supervise our operations on a part-time basis. Based on his continued service on our behalf, the Board did not accelerate the repayment by Mr. Hastings of the loan to him in the aggregate amount of $150,000, which is due on September 8, 2001. As a result of his continued service, $50,000 of the amount owed under the note was forgiven pursuant to the terms of the note, effective August 13, 1999 and was included in general and administrative expenses for the nine months ended September 30, 1999.
      In addition, the board agreed to pay Mr. Hastings a bonus in an appropriate amount to be determined, for continuing to act on behalf of us.

      We do not have any committed sources of future equity or debt funding and at present have no prospect of obtaining any such funding. We have implemented cost containment measures and established critical priorities in order to manage cash to provide for operations into the first quarter of 2000. However, there can be no assurance that unanticipated events will not result in depletion of our capital resources before that time. As stated above, our evaluation of our strategic alternatives has not resulted to date in the identification of a purchaser of our technology or a transaction that would provide shareholders a return on their investment. As a result, we anticipate that we may wind up our operations in the near future and sell or auction off our remaining assets, including our technology and product candidates, although we have not yet decided to do so.

      Our independent auditors have issued their report on our 1998 Consolidated Financial Statements which states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 5.  OTHER INFORMATION

         Our Common Stock was delisted from the American Stock Exchange effective at the opening of business on August 5, 1999. Our stock now trades on the Nasdaq OTC Bulletin Board.

         In July 1999, John C. Kane resigned from our Board of Directors. In August 1999, William Hambrecht and Eugene Eidenberg resigned from the Board of Directors. Additionally, in September 1999, G. Kirk Raab and Brian Brookover resigned from our Board of Directors, at which time Mr. Raab also ceased acting as our President. Following Mr. Raab's resignation, Mr. Hastings resumed supervisory responsibility for our operations on a part-time basis.

         In June 1999, we signed a lease termination agreement for our facility. Under the terms of the agreement, we paid $66,000 in cash, forfeited a security deposit of approximately $23,000, and transferred title to leasehold improvements with a net book value of approximately $340,000 to the landlord in exchange for the termination of the lease agreement. We vacated the space in September 1999.

         In July 1999, we completed the auction of our equipment and other personal property. The net proceeds from the auction were approximately $525,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits. The following exhibits are attached hereto:


         Exhibit
         Number      Title
         -------     -----
         10.55       Termination Agreement with L. David Tomei

         10.56       Assignment and Assumption Agreement

         11.01       Computation of Net Loss Per Share

         27.01       Financial Data Schedule

-----------------------

       (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K for the three months ended September 30, 1999.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                LXR BIOTECHNOLOGY INC.


Date: November 15, 1999         By:  /s/ Paul J. Hastings
                                   ------------------------------
                                   Paul J. Hastings
                                   Director & Acting Chief Accounting Officer

                                  EXHIBIT INDEX

     Exhibit
     Number       Title
     -------      -----
     10.55        Termination Agreement with L. David Tomei

     10.56        Assignment and Assumption Agreement

     11.01        Computation of Net Loss Per Share

     27.01        Financial Data Schedule

-----------------------